Form 10QSB
period 1995-03-31
HOME FEDERAL CORP
filed 1995-05-09
CIK 811097

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .


                           HOME FEDERAL CORPORATION
            (Exact name of Registrant as specified in its charter)


            Maryland                0-16463            52-1636831
      State of Incorporation      Commission        I.R.S. Employer
                                  File Number         I.D. Number


         122-128 West Washington Street, Hagerstown, Maryland 21740
                    (Address of Principal Executive Office)


                Registrant's telephone number:  (301) 733-6300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]               NO [ ]

                Number of Shares of Common Stock Outstanding
                    as of May 8, 1995:  2,519,010 Shares

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements

           Report on Review by Independent Certified Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Financial Condition as of
             March 31, 1995 (Unaudited) and December 31, 1994 . . . . . . 4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31, 1995
             (Unaudited) and the Year Ended December 31, 1994 . . . . . . 5

           Consolidated Statements of Operation for the Three
             Months Ended March 31, 1995 and 1994 (Unaudited) . . . . . . 6

           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1995 and 1994 (Unaudited) . . . . . . 7

           Notes to Consolidated Financial Statements (Unaudited) . . . . 9

  Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            Months Ended March 31, 1995 . . . . . . . . . . . . . . . . .13

PART II:   OTHER INFORMATION

  Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .18

  Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . . .18

  Item 3:  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .18

  Item 4:  Submission of Matters to a Vote of Security Holders. . . . . .18

  Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . . .18

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .18

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .18

                        INDEPENDENT ACCOUNTANT'S REPORT




The Board of Directors
Home Federal Corporation

      We have reviewed the accompanying consolidated statement of financial condition of Home Federal Corporation and Subsidiaries (Corporation) as of March 31, 1995 and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 1995 and the consolidated statements of operation for the three months ended March 31, 1995 and 1994 and consolidated statements of cash flows for the three months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.








                                     /s/ Smith Elliott Kearns & Company

                                     SMITH ELLIOTT KEARNS & COMPANY



Hagerstown, Maryland
May 5, 1995

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                March 31,        December 31,
                                                1995             1994
                                                ------------     ------------
                                                (Unaudited)
ASSETS

Cash                                            $  5,649,575      $  6,044,795
Short-term interest-bearing deposits                 238,028           315,861
Federal funds sold                                 1,824,392         1,592,588
Investment securities (approximate market value
  of $5,040,347 in 1995 and $4,839,097 in 1994)    5,152,847         5,064,097
Mortgage-backed securities available for sale
  (at approximate market value)                   29,842,593        29,781,620
Mortgage-backed securities (approximate market
  value of $10,765,375 in 1995, and $10,814,726
  in 1994)                                        10,839,776        11,222,245
Loans receivable, net                            137,468,618       135,553,111
Real estate owned held for sale, net               7,580,154         6,450,058
Federal Home Loan Bank of Atlanta stock            1,700,000         1,900,000
Office properties and equipment, net               4,074,575         4,035,817
Prepaid expenses and other assets                  4,595,658         4,556,557
                                                ------------      ------------
     TOTAL ASSETS                               $208,966,216      $206,516,749
                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Savings accounts                                $157,349,822      $151,202,667
Advances from the Federal Home Loan Bank
  of Atlanta                                      33,162,149        38,184,372
Advances by borrowers for taxes and insurance        923,209           611,990
Other liabilities                                  1,816,698         1,818,095
                                                ------------      ------------
    TOTAL LIABILITIES                           $193,251,878      $191,817,124
                                                ------------      ------------
STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, authorized
  5,000,000 shares (None issued)                $          -      $          -
Common stock, $1.00 par value, authorized
  10,000,000 shares, issued and outstanding
  2,519,010 shares in 1995 and 1994                2,519,010         2,519,010
Additional paid-in capital                         7,903,106         7,903,106
Unrealized loss on mortgage-backed securities
  available for sale, net                           (897,612)       (1,531,298)
Retained income-substantially restricted           6,189,834         5,808,807
                                                ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                  $ 15,714,338      $ 14,699,625
                                                ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $208,966,216      $206,516,749
                                                ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Unrealized    Retained
                                         Gain(Loss)on  Income-     Total
                            Additional   Securities    Substant-   Stock-
                Common      Paid-in      Available     ially       holders
                Stock       Capital      for Sale,net  Restricted  Equity
                ----------  ----------   ------------  ----------  -----------
Balance,
  December 31,
  1993          $2,519,010  $7,903,106   $  (119,817)  $4,311,348  $14,613,647

 Unrealized
   loss on
   mortgaged-
   backed
   securities
   available
   for sale                               (1,411,481)               (1,411,481)

 Net Income,
   1994                                                 1,497,459    1,497,459
                ----------  ----------   -----------   ----------  -----------
Balance,
  December 31,
  1994          $2,519,010  $7,903,106   $(1,531,298)  $5,808,807  $14,699,625

 Unrealized
   gain on
   mortgaged-
   backed
   securities
   available
   for sale, net                             633,686                   633,686

 Net Income,
   1995                                                   381,027      381,027
                ----------  ----------     ---------   ----------  -----------
Balance,
  March 31,
  1995
  (Unaudited)   $2,519,010  $7,903,106     $(897,612)  $6,189,834  $15,714,338
                ==========  ==========     =========   ==========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.









                  HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                      1995            1994
                                                      ----            ----
INTEREST INCOME

 Interest on loans receivable                      $3,075,515      $2,857,727
 Interest on mortgage-backed securities               610,064         485,832
 Interest or dividends on investment securities       123,838          27,953
 Other interest income                                 48,449         104,796
                                                   ----------      ----------
    Total Interest Income                          $3,857,866      $3,476,308
                                                   ----------      ----------
INTEREST EXPENSE
 Interest on savings                               $1,477,126      $1,267,673
 Interest on advances from the Federal Home
   Loan Bank of Atlanta                               575,352         387,309
 Interest on other borrowings                              --             546
                                                   ----------      ----------
    Total Interest Expense                         $2,052,478      $1,655,528
                                                   ----------      ----------
    NET INTEREST INCOME                            $1,805,388      $1,820,780
PROVISION FOR POSSIBLE LOAN LOSSES                         --              --
                                                   ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR
 POSSIBLE LOAN LOSSES                              $1,805,388      $1,820,780
                                                   ----------      ----------
OTHER INCOME
 Loan fees                                         $   96,282      $  155,636
 Gains on sales of mortgage loans                       4,077          58,990
 Other                                                320,171         288,818
                                                   ----------      ----------
    Total Other Income                             $  420,530      $  503,444
                                                   ----------      ----------
OTHER EXPENSES
 Employee compensation and benefits                $  821,540      $  712,154
 Occupancy and equipment                              393,343         375,417
 Advertising and promotion                             60,300          41,622
 Provision for losses on real estate owned held
  for sale                                            130,000         204,000
 Recoveries on real estate held for development
  and sale or rental                                       --         (22,495)
 Real estate owned operations, net and impaired
  loan expenses                                        14,515          61,222
 Federal insurance premiums                           107,828         107,288
 Other                                                321,165         402,847
                                                   ----------      ----------
    Total Other Expenses                           $1,848,691      $1,882,055
                                                   ----------      ----------

    INCOME BEFORE INCOME TAXES                     $  377,227      $  442,169
PROVISION FOR (BENEFIT FROM) INCOME TAXES              (3,800)        102,650
                                                   ----------      ----------
    NET INCOME                                     $  381,027      $  339,519
                                                   ==========      ==========


 EARNINGS PER SHARE                                $     0.15      $     0.13
                                                   ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 HOME FEDERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1995        1994
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $ 381,027   $  339,519
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                          156,920      138,417
    Provision for losses on real estate
      owned held for sale                                 130,000      204,000
    (Recovery) on real estate held for
      development and sale or rental                           --      (22,495)
    Amortization of intangible assets                      29,585       29,585
    (Increase) in real estate held for
      development and sale or rental, net                      --       (2,860)
    Proceeds from sale of real estate held
      for development and sale or rental, net                  --      178,281
    (Increase) in prepaids and other assets              (488,914)     (53,972)
    Origination of loans receivable originated for sale        --   (1,898,050)
    Proceeds from sale of loans receivable originated
      for sale                                             40,000    3,492,127
    Increase (decrease) in other liabilities               (1,397)      57,633
    Increase (decrease) in deferred fee income and
      unearned discounts on loans receivable               96,201      (24,891)
    Gains on sales of mortgage loans                       (4,077)     (58,990)
    Other, net                                            (34,140)     (28,169)
                                                        ---------   ----------
      Net cash provided by operating activities         $ 305,205   $2,350,135
                                                        ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from redemption of Federal Home
      Loan Bank stock                                 $   300,000  $ 1,283,500
    Purchase of Federal Home Loan Bank stock             (100,000)          --
    Net decrease (increase) in loans receivable        (3,441,274)     136,415
    Purchase of mortgage-backed securities
      available for sale                                       --  (13,314,627)
    Principal collections from mortgage-backed
      securities available for sale                       927,667    2,613,673
    Principal collections from mortgage-backed
      securities held to maturity                         370,910      390,010
    Proceeds from sale of real estate owned held
      for sale                                            401,908      658,355
    Net (increase) in real estate owned held for sale    (281,861)    (178,401)
    Purchase of office property and equipment            (182,178)    (127,425)
                                                      -----------  -----------
      Net cash (used in) investing activities         $(2,004,828) $(8,538,500)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in savings accounts                  $ 6,147,155  $ 1,147,833
    Payments at maturity of other FHLB advances       (25,000,000)  (3,000,000)
    Proceeds from other FHLB advances                  20,000,000    2,000,000
    Net (decrease) in other borrowings                         --      (92,192)
    Net increase in advances for taxes and insurance      311,219      228,678
                                                      -----------  -----------
      Net cash provided by financing activities       $ 1,458,374  $   284,319
                                                      -----------  -----------
      Net (decrease) in cash and cash equivalents     $  (241,249) $(5,904,046)
Beginning cash and cash equivalents                     7,953,244   21,086,201
                                                      -----------  -----------
Ending cash and cash equivalents                      $ 7,711,995  $15,182,155
                                                      ===========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                          $ 2,062,662  $ 1,663,115
    Income taxes                                      $    17,150  $   257,100

  Loans originated on sale of real estate
    owned held for sale                               $   550,000  $        --
  Net transfer to real estate owned held for
    sale from loans receivable                        $ 1,943,643  $ 1,818,305
  Increase (decrease) in unrealized loss on mortgage-
    backed securities available for sale, net         $  (633,686) $   546,291


The Notes to Consolidated Financial Statements are an integral part of these statements.


                   HOME FEDERAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

      In the opinion of Home Federal Corporation (Home Federal or the Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Home Federal's financial condition as of March 31, 1995, and the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in Home Federal's Annual Report for the year ended December 31, 1994.


NOTE B - Loans Receivable

     Loans receivable are summarized as follows:
                                                  March 31,    December 31,
                                                    1995           1994
                                               -------------   ------------
Real Estate Loans:
  Residential                                  $ 80,854,683    $ 77,994,048
  Commercial                                     19,437,789      20,588,201
  Construction                                   24,642,385      26,072,263
                                               ------------    ------------
                                               $124,934,857    $124,654,512
    Less:
      Loans in process                           (6,273,639)     (7,350,158)
      Allowances for possible loan losses        (4,477,239)     (4,879,682)
      Deferred fee income and
        unearned discounts                         (641,780)       (564,707)
                                               ------------    ------------
      Total Real Estate Loans                  $113,542,199    $111,859,965
                                               ------------    ------------
Consumer Loans                                 $ 22,276,171    $ 22,075,811

Less:
    Loans in process                                   (397)           (397)
    Allowances for possible loan losses            (754,031)       (761,521)
    Unearned discounts                              (46,017)        (26,888)
                                               ------------    ------------
      Total Consumer Loans                     $ 21,475,726    $ 21,287,005
                                               ------------    ------------
Commercial Business Loans                      $  1,580,107    $  1,593,131
                                               ------------    ------------
Accrued Interest Receivable                    $    870,586    $    813,010
                                               ------------    ------------
      Total Loans Receivable, net              $137,468,618    $135,553,111
                                               ============    ============


     Non-Performing loans consist of nonaccrual and impaired loans and loans which are 90 days or more delinquent. Loans are placed on nonaccrual or considered impaired when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual and impaired loans as of March 31, 1995 and 1994 and December 31, 1994 is as follows:

                                        March 31,
                                   -------------------       December 31,
                                   1995           1994           1994
                                   ----           ----       ------------
Non-Performing Loans:
  Non-Accrual Loans:
    Real Estate Loans:
      Residential              $  551,951     $ 1,742,509     $   498,812
      Commercial                   37,946       1,119,200          38,579
      Construction                     --       1,672,123              --
    Consumer and Commercial
      Loans                        84,900         274,872          87,782
                              -----------     -----------     -----------
        Total Non-Accrual
          Loans               $   674,797     $ 4,808,704     $   625,173
                              -----------     -----------     -----------
  Impaired Loans:
    Real Estate Loans:
      Residential             $ 2,964,185     $ 4,668,974     $ 4,080,899
      Commercial                3,192,452       3,920,313       4,919,359
      Construction              9,656,304       4,641,564       6,292,623
    Consumer and Commercial
      Loans                       127,300         242,300         242,300
                              -----------     -----------     -----------
      Total Impaired Loans    $15,940,241     $13,473,151     $15,535,181
                              -----------     -----------     -----------
        Total Non-Performing
          Loans               $16,615,038     $18,281,855     $16,160,354
                              ===========     ===========     ===========
     An analysis of the allowances for possible loan losses follows:

                                      Real Estate Loans
                         -------------------------------------------
                         Three Months Ended March 31,    Year Ended
                         ----------------------------   December 31,
                             1995           1994             1994
                          ----------     ----------     ------------
Beginning Balance         $4,879,682     $5,575,336       $5,575,336
  Additional provision            --             --          278,000
  Recoveries                      --             --               --
  Charge-offs:
    Construction            (121,000)            --               --
    Commercial               (79,000)            --         (328,000)
    Single-family           (102,443)            --          (63,654)
    Multi-family            (100,000)            --         (141,000)
    Land                          --             --         (441,000)
                          ----------     ----------       ----------
Ending Balance            $4,477,239     $5,575,336       $4,879,682
                          ==========     ==========       ==========
                                 Consumer and Commercial Loans
                           -------------------------------------------
                           Three Months Ended March 31,   Year Ended
                           ----------------------------   December 31,
                              1995          1994             1994
                            --------      --------       -------------
Beginning Balance           $761,521      $916,317         $916,317
  Additional provision            --            --               --
  Recoveries                  31,414         9,890           63,746
  Charge-offs                (38,904)      (21,509)        (218,542)
                            --------      --------         --------
Ending Balance              $754,031      $904,698         $761,521
                            ========      ========         ========
     Real estate owned held for sale is summarized as follows:

                                         March 31,
                                    ------------------      December 31,
                                    1995          1994          1994
                                    ----          ----          ----
Real estate owned acquired
  by foreclosure                $ 2,693,785   $ 4,218,908   $ 2,313,072
Real estate owned acquired
  by deed in lieu of
  foreclosure                     7,175,314     7,402,882     6,661,431
                                -----------   -----------   -----------
                                $ 9,869,099   $11,621,790   $ 8,974,503
Less:
  Allowance for losses            2,087,945     2,376,198     2,336,945
  Accumulated depreciation          201,000       147,000       187,500
                                -----------   -----------   -----------
    Total Real Estate Owned
      held for sale, net        $ 7,580,154   $ 9,098,592   $ 6,450,058
                                ===========   ===========   ===========
     An analysis of the allowance for losses on real estate owned held for sale follows:
                              Three Months Ended March 31,    Year Ended
                              ----------------------------   December 31,
                                  1995           1994            1994
                                  ----           ----        ------------
Beginning Balance              $2,336,945     $2,307,763       $2,307,763
  Additional provision            130,000        204,000          339,000
  Recoveries                           --         12,046           69,561
  Charge-offs                    (379,000)      (147,611)        (379,379)
                               ----------     ----------       ----------
Ending Balance                 $2,087,945     $2,376,198       $2,336,945
                               ==========     ==========       ==========






NOTE C - Advances from the Federal Home Loan Bank of Atlanta

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) totalling $33,162,149 at March 31, 1995 are at a 6.4% weighted average interest rate per annum with $28,000,000 maturing in 1995, $3,000,000 maturing in 1996, $1,000,000 maturing in 1999 and $1,000,000 maturing in 2001. Such advances are secured by assets amounting to $51,057,482 at March 31, 1995. Such amount is composed of capital stock in the FHLB, certain of the Savings Bank's mortgage loans and mortgage-backed securities, and certain other assets. Accrued interest payable on advances from the FHLB totalled $162,149 at March 31, 1995.



NOTE D - Common Stock and Earnings Per Share

     Earnings per share have been computed based on 2,519,010 average shares outstanding in 1995 and 1994.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 For the Three Months Ended March 31, 1995

GENERAL

     Home Federal Corporation (Corporation) is the unitary savings and loan holding company of Home Federal Savings Bank (Savings Bank) and its subsidiaries. The Corporation and its subsidiaries are sometimes collectively referred to herein as "Home Federal." The Corporation currently owns 100% of the issued and outstanding common stock of the Savings Bank, which is the principal asset of the Corporation.


Financial Condition

     The Corporation's total assets increased $2.4 million or 1.2% to $209.0 million from December 31, 1994 to March 31, 1995, due primarily to a $1.9 million increase in net loans, and a $1.1 million increase in real estate owned held for sale, net (REO), which increases were partially offset by a $241,000 decrease in cash and cash equivalents, a $321,000 decrease in mortgage-backed securities and a $200,000 decrease in Federal Home Loan Bank Stock. The Corporation's total liabilities increased by $1.4 million or 0.7% to $193.3 million from December 31, 1994 to March 31, 1995, primarily due to a $6.1 million increase in savings accounts, and a $311,000 increase in advances by borrowers for taxes and insurance, which increases were offset to some extent by a $5.0 million decrease in borrowings. Stockholders' equity increased $1.0 million to $15.7 million at March 31, 1995 due to a $381,000 increase in retained earnings and a $634,000 decrease in unrealized losses on mortgage-backed securities available for sale.


Nonperforming Assets

     The Corporation's nonperforming assets increased by $1.6 or 0.7% from $22.6 million or 10.9% of total assets at December 31, 1994 to $24.2 million or 11.6% of total assets at March 31, 1995. Nonperforming assets increased $1.6 million during the quarter ended March 31, 1995 due to the Bank's classification of a $3.5 million land acquisition and development loan as impaired at March 31, 1995, because of the probable inability of the borrower to repay the loan under its present terms upon its maturity later this year. The loan is current at April 20, 1995 and management believes its collateral is adequate. At March 31, 1995, the allowances for possible loan losses amounted to $5.2 million or 3.8% of loans, net, and 31.5% of total nonperforming loans. At March 31, 1995, the allowance for losses on REO amounted to $2.1 million or 27.5% of REO, net. While management presently believes that its allowances for possible loan losses and REO losses are adequate, no assurance can be given that future provisions for possible loan or REO losses may not be necessary. See Note B of the unaudited notes to consolidated financial statements.









RESULTS OF OPERATIONS
Three Months Ended March 31, 1995 and 1994


Net Income

     Net income for the three months ended March 31, 1995 amounted to $381,000 compared to net income of $340,000 during the comparable period in 1994. The increase in net income was due to decreases in other expenses and provision for income taxes, which were partially offset by decreases in net interest income and other income. All of such changes are described in further detail below.


Net Interest Income

     Net interest income for the three months ended March 31, 1995 decreased by $15,000 over the same period in 1994 due to an increase in interest expense which more than offset an increase in interest income. Interest income for the three months ended March 31, 1995 increased by $382,000 or 11.0% compared to the same period in 1994, while interest expense increased by $397,000 or 24.0% during the three months ended March 31, 1995 as compared to the same period in the prior year. The increase in interest income was due primarily to an increase in the average balance of loans receivable, mortgage-backed and investment securities and an increase in the average rate earned on mortgage-backed and investment securities. Such increases were offset by decreases in the average balance of short-term interest bearing deposits and federal funds. The primary reason for the increase in the average balance of loans receivable was the Savings Bank's emphasis during 1994 and 1995 on originations of adjustable rate mortgages, fixed-rate 10 to 15 year mortgages and consumer loans. The increase in the average balance of mortgage-backed and investment securities was due to the Savings Bank's restructuring the composition of its assets during 1994. The increase in interest expense was primarily the result of increases in the average balances of advances from the FHLB of Atlanta and savings accounts and the average rate paid thereon. The increase in the average balance of savings accounts was due to competitive pricing. The average balance of advances from the FHLB of Atlanta increased primarily due to the Savings Bank utilizing advances from the FHLB of Atlanta to purchase investment and mortgage-backed securities during late 1994.

     The Savings Bank's interest rate spread decreased from 4.2% during the three months ended March 31, 1994 to 3.9% during the three months ended March 31, 1995, and the ratio of interest earning assets to interest-bearing liabilities decreased from 99.3% during the three months ended March 31, 1994 to 99.0% during the three months ended March 31, 1995. The decrease in the interest rate spread in 1995 was due in large part to the general higher level of market interest rates and the change in the Savings Bank's asset and liability mix. While Home Federal will use its best efforts to maintain the interest rate spread and net yield on interest earning assets at present levels, no assurance can be given that such spread and yield will be maintained due to the uncertainty concerning the future performance of its nonperforming assets, the level of refinancings and the general condition of the economy.


Other Income

     Other income totalled $421,000 and $503,000 for the three months ended March 31, 1995 and 1994, respectively. The $82,000 decrease in 1995 was primarily due to decreases in income related to loan originations, loan sales and loan servicing, which was partially offset by increases in stockbrokerage and insurance commissions and increased fees on checking and savings accounts. While the Savings Bank intends to continue to sell certain mortgage loans in the secondary market without recourse, the amount of the gain, if any, from the sale of such loans will depend on the level of loan sales and market conditions. Further, the amount of loan servicing income may increase or decrease depending on the level of the Savings Bank's loan servicing portfolio. The Savings Bank's loan servicing portfolio decreased $493,000 during the three months ended March 31, 1995 primarily due to repayments during the period.


Operating Expenses
     Operating expenses amounted to $1.8 million and $1.9 million for the three months ended March 31, 1995 and 1994, respectively. During the three months ended March 31, 1995 the Corporation experienced decreases in expenses associated with REO operations, net and impaired loan expenses, other operating expenses and provision for losses on REO which were offset by increases in employee compensation and benefits, office occupancy and equipment expense and advertising and promotion. REO operations, net and impaired loans expenses decreased due to decreased costs associated with such properties, particularly appraisal and legal expenses. Other operating expenses decreased due to decreases in professional fees, insurance expense, bank charges and provision for possible losses on other assets. Employee compensation and benefits increased due to increased profit sharing expenses and merit increases.


Income Taxes

     Home Federal's income tax benefit totaled $4,000 for the three months ended March 31, 1995 as compared to income tax expense of $103,000 during the same period in the prior year. The decrease in the provision for income taxes is primarily attributable to continuing taxable income which allowed for a reduction in the valuation allowance on deferred tax assets.


ASSET AND LIABILITY MANAGEMENT

     Home Federal has undertaken a variety of strategies to better match the interest-rate sensitivity of its assets and liabilities. Home Federal's present policy is to emphasize the origination for portfolio of interest-sensitive loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Savings Bank originates both fixed-rate and adjustable-rate loans. Single-family, fixed-rate loans are originated primarily for resale in the secondary market, thereby reducing Home Federal's interest rate risk. In 1994, Home Federal instituted a program whereby it will generally retain fixed-rate single-family loans with a 10 or 15 year maturity in its portfolio. Home Federal generally retains single-family adjustable-rate loans in portfolio. During the three months ended March 31, 1995 and 1994, Home Federal originated $6.8 million and $7.4 million, respectively, of single-family residential loans. Of such amounts, $5.1 million and $3.6 million provided for periodic adjustment of interest rates, or 75.0% and 48.6% of single-family residential loans originated by Home Federal during the respective periods. During 1995, Home Federal has originated $260,000 of fixed-rate loans with 10 or 15 year maturities.

     Home Federal also has continued to originate both commercial business (primarily automobile floor plan loans) and consumer loans, which generally have shorter terms and/or rates that vary with interest rate indices and higher yields than residential mortgage loans. Consumer and commercial business loan originations amounted to $3.5 million during the three months ended March 31, 1995 as compared to $3.0 million during the comparable period in 1994.

     Rates of interest paid on deposits at Home Federal are priced to be sufficiently competitive in its primary market area in order to meet its asset/liability management objectives and requirements for funds, but are typically not the highest rates available. This policy helps Home Federal control its cost of funds. Home Federal maintains a tiered pricing program for some of its certificate accounts, pursuant to which higher rates of interest are paid for longer-term certificate accounts. Home Federal relies on savings deposits, loan repayments and advances from the FHLB of Atlanta to fund loan originations and commitments.


REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to regulations of the OTS that impose certain minimum regulatory capital requirements. At March 31, 1995 the Savings Bank's tangible, core and risk-based capital exceeded regulatory requirements. The following table summarizes, as of March 31, 1995, the Savings Bank's regulatory capital requirements, the amount of its actual capital and the amount of its excess capital on a dollar and percentage basis.

                            March 31, 1995 (Unaudited)
                         ---------------------------------
                                      Capital      Capital
                         Capital    Requirement     Excess
                         -------    -----------    -------
                              (Dollars in Thousands)
Dollar basis:
Tangible                 $15,894      $ 3,126      $12,768
Core                      15,894        6,253        9,641
Risk-based                17,555       10,826        6,729

Percentage basis:
Tangible                     7.6%         1.5%         6.1%
Core                         7.6          3.0          4.6
Risk-based                  13.0          8.0          5.0


     There can be no assurance that the Savings Bank will not be subject to additional capital requirements in the future, either as a result of regulations, guidelines and policies of general applicability or individual regulatory capital requirements which may be applied to the Savings Bank.


Liquidity

      Home Federal is required under applicable Federal regulations to maintain specified levels of "liquid" investments including United States government and Federal agency securities and other investments. Regulations currently in effect require Home Federal to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Liquidity is influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Home Federal's regulatory liquidity ratio averaged 7.7% for the month ended March 31, 1995. At March 31, 1995, Home Federal was required to maintain liquid investments amounting to $9.2 million, none of which were pledged to secure advances from the FHLB of Atlanta.

      The principal sources of funds to Home Federal are savings accounts, amortization and prepayments of outstanding loans and mortgage-backed securities, sales of loans, FHLB advances and other borrowings. During the past several years, Home Federal has used such funds primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, purchase mortgage-backed securities and maintain its liquidity.

      At March 31, 1995, the total of approved loan origination commitments amounted to $1.7 million, exclusive of loans in process. The amount of savings certificates which are scheduled to mature during the twelve months ended March 31, 1995 is $55.2 million. Management believes that, by evaluating competitive instruments and prices in its market area, it can, in most circumstances, manage and control maturing deposits so that a portion of such maturing deposits will be redeposited in the Savings Bank. During the three months ended March 31, 1995, the Savings Bank experienced a $6.1 million increase in savings accounts. The Savings Bank utilized these funds to repay $5.0 million of FHLB advances during the three months ended March 31, 1995.


IMPACT OF INFLATION ON CHANGING PRICES

      The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

      Unlike many industrial corporations, virtually all of the assets and liabilities of Home Federal are monetary in nature. As a result, interest rates have a more significant impact on Home Federal's performance than the effects of general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Corporation and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. There are no material legal proceedings to which the Corporation or any of its subsidiaries is a part, or to which any of their property is subject.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOME FEDERAL CORPORATION


     May 8, 1995                      BY:   /s/ Richard W. Phoebus

     Date                                       Richard W. Phoebus
                                                President and Chief
                                                  Executive Officer


     May 8, 1995                      BY:   /s/ Salvatore M. Savino

     Date                                       Salvatore M. Savino
                                                Vice President and
                                                  Treasurer, Chief
                                                  Financial Officer
                                                  (principal financial and
                                                   accounting officer)