Form 10QSB
period 1995-06-30
HOME FEDERAL CORP
filed 1995-08-11
CIK 811097

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

                        YES [X]               NO [ ]

                Number of Shares of Common Stock Outstanding
                    as of July 24, 1995:  2,519,010 Shares

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements

           Report on Review by Independent Certified Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Financial Condition as of
             June 30, 1995 (Unaudited) and December 31, 1994. . . . . . . 4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30, 1995
             (Unaudited) and the Year Ended December 31, 1994 . . . . . . 5

           Consolidated Statements of Operation for the Three and
             Six Months Ended June 30, 1995 and 1994 (Unaudited). . . . . 6

           Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1995 and 1994 (Unaudited). . . . . . . 8

           Notes to Consolidated Financial Statements (Unaudited) . . . . 10

  Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            and Six Months Ended June 30, 1995. . . . . . . . . . . . . .15

PART II:   OTHER INFORMATION

  Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .21

  Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . . .21

  Item 3:  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .21

  Item 4:  Submission of Matters to a Vote of Security Holders. . . . . .21

  Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . . .21

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .21

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .21

                        INDEPENDENT ACCOUNTANT'S REPORT




The Board of Directors
Home Federal Corporation

      We have reviewed the accompanying consolidated statement of financial condition of Home Federal Corporation and Subsidiaries (Corporation) as of June 30, 1995 and the related consolidated statement of changes in stockholders' equity for the six months ended June 30, 1995 and the consolidated statements of operation for the three and six months ended June 30, 1995 and 1994 and consolidated statements of cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.








                                     /s/ Smith Elliott Kearns & Company

                                     SMITH ELLIOTT KEARNS & COMPANY



Hagerstown, Maryland
August 8, 1995

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                June 30,         December 31,
                                                1995             1994
                                                ------------     ------------
                                                (Unaudited)
ASSETS

Cash                                            $  7,181,775      $  6,044,795
Short-term interest-bearing deposits                 452,826           315,861
Federal funds sold                                 1,598,596         1,592,588
Investment securities (approximate market value
  of $5,045,347 in 1995 and $4,839,097 in 1994)    5,064,097         5,064,097
Mortgage-backed securities available for sale
  (at approximate market value)                   29,516,431        29,781,620
Mortgage-backed securities (approximate market
  value of $10,567,414 in 1995, and $10,814,726
  in 1994)                                        10,446,780        11,222,245
Loans receivable, net                            140,369,604       135,553,111
Real estate owned held for sale, net               7,356,644         6,450,058
Federal Home Loan Bank of Atlanta stock            1,600,000         1,900,000
Office properties and equipment, net               3,974,643         4,035,817
Prepaid expenses and other assets                  2,701,294         2,776,557
Deferred tax assets, net                           2,595,000         1,780,000
                                                ------------      ------------
     TOTAL ASSETS                               $212,857,690      $206,516,749
                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Savings accounts                                $160,231,017      $151,202,667
Advances from the Federal Home Loan Bank
  of Atlanta                                      32,143,458        38,184,372
Advances by borrowers for taxes and insurance      1,241,665           611,990
Other liabilities                                  1,664,098         1,818,095
                                                ------------      ------------
    TOTAL LIABILITIES                           $195,280,238      $191,817,124
                                                ------------      ------------
STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, authorized
  5,000,000 shares (None issued)                $          -      $          -
Common stock, $1.00 par value, authorized
  10,000,000 shares, issued and outstanding
  2,519,010 shares in 1995 and 1994                2,519,010         2,519,010
Additional paid-in capital                         7,903,106         7,903,106
Unrealized loss on mortgage-backed securities
  available for sale, net                           (530,628)       (1,531,298)
Retained income-substantially restricted           7,685,964         5,808,807
                                                ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                  $ 17,577,452      $ 14,699,625
                                                ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $212,857,690      $206,516,749
                                                ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Unrealized    Retained
                                         Gain(Loss)on  Income-     Total
                            Additional   Securities    Substant-   Stock-
                Common      Paid-in      Available     ially       holders
                Stock       Capital      for Sale,net  Restricted  Equity
                ----------  ----------   ------------  ----------  -----------
Balance,
  December 31,
  1993          $2,519,010  $7,903,106   $  (119,817)  $4,311,348  $14,613,647

 Unrealized
   loss on
   mortgaged-
   backed
   securities
   available
   for sale                               (1,411,481)               (1,411,481)

 Net Income,
   1994                                                 1,497,459    1,497,459
                ----------  ----------   -----------   ----------  -----------
Balance,
  December 31,
  1994          $2,519,010  $7,903,106   $(1,531,298)  $5,808,807  $14,699,625

 Unrealized
   gain on
   mortgaged-
   backed
   securities
   available
   for sale, net                           1,000,670                 1,000,670

 Net Income,
   1995                                                 1,877,157    1,877,157
                ----------  ----------     ---------   ----------  -----------
Balance,
  June 30,
  1995
  (Unaudited)   $2,519,010  $7,903,106     $(530,628)  $7,685,964  $17,577,452
                ==========  ==========     =========   ==========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.








                  HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                               Six Months Ended         Three Months Ended
                                    June 30,                  June 30,
                             -----------------------   -----------------------
                             1995         1994         1995         1994
                             ----         ----         ----         ----

INTEREST INCOME
 Interest on loans
  receivable                 $6,235,531   $5,727,210   $3,160,016   $2,869,483
 Interest on mortgage-backed
  securities                  1,205,569    1,022,287      595,505      536,455
 Interest or dividends on
  investment securities         243,256      119,342      119,418       91,389
 Other interest income          107,275      182,128       58,826       77,332
                             ----------   ----------   ----------   ----------
    Total Interest Income    $7,791,631   $7,050,967   $3,933,765   $3,574,659
                             ----------   ----------   ----------   ----------
INTEREST EXPENSE
 Interest on savings         $3,139,416   $2,533,305   $1,662,290   $1,265,632
 Interest on advances from
  the Federal Home Loan
  Bank of Atlanta             1,087,649      776,527      512,297      389,218
 Interest on other
  borrowings                         --          546           --           --
                             ----------   ----------   ----------   ----------
    Total Interest Expense   $4,227,065   $3,310,378   $2,174,587   $1,654,850
                             ----------   ----------   ----------   ----------
    NET INTEREST INCOME      $3,564,566   $3,740,589   $1,759,178   $1,919,809
PROVISION FOR POSSIBLE LOAN
 LOSSES                              --       58,000           --       58,000
                             ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE
 LOAN LOSSES                 $3,564,566   $3,682,589   $1,759,178   $1,861,809
                             ----------   ----------   ----------   ----------
OTHER INCOME
 Loan fees                   $  206,313   $  265,992   $  110,031   $  110,356
 Gains on sales of mortgage
  loans                          10,371       67,361        6,294        8,371
 Other                          704,180      717,571      384,009      428,753
                             ----------   ----------   ----------   ----------
    Total Other Income       $  920,864   $1,050,924   $  500,334   $  547,480
                             ----------   ----------   ----------   ----------
OTHER EXPENSES
 Employee compensation and
  benefits                   $1,566,994   $1,477,713   $  745,454   $  765,559
 Occupancy and equipment        795,123      751,297      401,780      375,880
 Advertising and promotion      106,661      104,164       46,361       62,542
 Provision for losses on real
   estate owned held for sale   130,000      293,000           --       89,000
 Recoveries on real estate
  held for development
  and sale or rental            (35,973)     (22,495)     (35,973)          --
 Real estate owned
  operations, net and
  impaired loan expenses         34,618      111,566       20,103       50,344
 Federal insurance premiums     215,655      214,577      107,827      107,289
 Other                          821,195      803,740      500,030      400,893
                             ----------   ----------   ----------   ----------
    Total Other Expenses     $3,634,273   $3,733,562   $1,785,582   $1,851,507
                             ----------   ----------   ----------   ----------
    INCOME BEFORE INCOME
     TAXES                   $  851,157   $  999,951   $  473,930   $  557,782
PROVISION FOR (BENEFIT FROM)
 INCOME TAXES                (1,026,000)     252,100   (1,022,200)     149,450
                             ----------   ----------   ----------   ----------
    NET INCOME               $1,877,157   $  747,851   $1,496,130   $  408,332
                             ==========   ==========   ==========   ==========
 EARNINGS PER SHARE          $     0.75   $     0.30   $     0.60   $     0.16
                             ==========   ==========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.







































                 HOME FEDERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                                                   Six Months Ended June 30,
                                                   ---------------------------
                                                   1995           1994
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $ 1,877,157    $    747,851
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                       317,093         279,250
    Provision for possible loan losses                      --          58,000
    Provision for losses on real estate
      owned held for sale                              130,000         293,000
    (Recoveries) on real estate held for
      development and sale or rental                   (35,973)        (22,495)
    Amortization of intangible assets                   59,170          59,170
    (Increase) in real estate held for
      development and sale or rental, net                   --          (2,860)
    Proceeds from sale of real estate held
      for development and sale or rental, net           92,575         178,281
    (Increase) decrease in prepaids and other assets   (40,641)        190,504
    (Increase) in deferred tax assets, net          (1,444,000)       (232,000)
    Origination of loans receivable originated
      for sale                                        (855,450)     (2,067,550)
    Proceeds from sale of loans receivable
      originated for sale                              393,480       3,738,527
    (Decrease) in other liabilities                   (153,997)     (1,421,536)
    Increase in deferred fee income and
      unearned discounts on loans receivable            87,975           1,275
    Gains on sales of mortgage loans                   (10,371)        (67,361)
    Loss on sale of property and equipment              47,145              --
    Other, net                                          95,749        (123,626)
                                                   ------------   ------------
      Net cash provided by operating activities    $   559,912    $  1,608,430
                                                   ------------   ------------





















CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from redemption of Federal Home
      Loan Bank stock                              $   400,000    $  1,283,500
    Purchase of Federal Home Loan Bank stock          (100,000)       (325,000)
    Purchase of investment securities                       --     (10,000,000)
    Proceeds from sales of investment securities            --       5,018,750
    Net (increase) in loans receivable              (5,780,770)     (1,227,726)
    Purchase of mortgage-backed securities
      available for sale                                    --     (13,314,627)
    Principal collections from mortgage-backed
      securities available for sale                  1,775,734       3,808,744
    Purchase of mortgage-backed securities
      held to maturity                                      --      (9,056,985)
    Principal collections from mortgage-backed
      securities held to maturity                      758,381         825,103
    Proceeds from sale of real estate owned held
      for sale                                         662,152       2,122,865
    Net (increase) in real estate owned held
      for sale                                        (377,095)       (390,481)
    Proceeds from sale of property and equipment       143,072              --
    Purchase of office property and equipment         (419,458)       (525,304)
                                                   -----------    ------------
      Net cash (used in) investing activities      $(2,937,984)   $(21,781,161)
                                                   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in savings accounts    $ 9,028,350    $   (160,157)
    Payments at maturity of other FHLB advances    (43,000,000)    (11,000,000)
    Proceeds from other FHLB advances               37,000,000      15,500,000
    Proceeds from short term FHLB advances                  --       3,500,000
    Payments at maturity of short term advances             --      (1,500,000)
    Net (decrease) in other borrowings                      --         (92,192)
    Net increase in advances for taxes and
      insurance                                        629,675         512,356
                                                   -----------    ------------
      Net cash provided by financing activities    $ 3,658,025    $  6,760,007
                                                   -----------    ------------
      Net increase (decrease) in cash and
        cash equivalents                           $ 1,279,953    $(13,412,724)
Beginning cash and cash equivalents                  7,953,244      21,086,201
                                                   -----------    ------------
Ending cash and cash equivalents                   $ 9,233,197    $  7,673,477
                                                   ===========    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                       $ 4,236,273    $  3,305,959
    Income taxes                                   $   310,150    $    680,600
  Loans originated on sale of real estate
    owned held for sale                            $   595,000    $     62,000
  Net transfer to real estate owned held for
    sale from loans receivable                     $ 1,943,643    $  1,818,305
  Increase (decrease) in unrealized loss on
    mortgage-backed securities available for
    sale, net                                      $(1,000,670)   $    864,359

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

      In the opinion of Home Federal Corporation (Home Federal or the Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Home Federal's financial condition as of June 30, 1995, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in Home Federal's Annual Report for the year ended December 31, 1994.


NOTE B - Loans Receivable

     Loans receivable are summarized as follows:
                                                  June 30,     December 31,
                                                    1995           1994
                                               -------------   ------------
Real Estate Loans:
  Residential                                  $ 83,600,929    $ 77,994,048
  Commercial                                     19,575,243      20,588,201
  Construction                                   26,207,001      26,072,263
                                               ------------    ------------
                                               $129,383,173    $124,654,512
    Less:
      Loans in process                           (7,733,411)     (7,350,158)
      Allowances for possible loan losses        (4,800,232)     (4,879,682)
      Deferred fee income and
        unearned discounts                         (641,604)       (564,707)
                                               ------------    ------------
      Total Real Estate Loans                  $116,207,926    $111,859,965
                                               ------------    ------------
Consumer Loans                                 $ 22,510,374    $ 22,075,811
  Less:
    Loans in process                                   (397)           (397)
    Allowances for possible loan losses            (737,507)       (761,521)
    Unearned discounts                              (37,692)        (26,888)
                                               ------------    ------------
      Total Consumer Loans                     $ 21,734,778    $ 21,287,005
                                               ------------    ------------
Commercial Business Loans                      $  1,583,814    $  1,593,131
                                               ------------    ------------
Accrued Interest Receivable                    $    843,086    $    813,010
                                               ------------    ------------
      Total Loans Receivable, net              $140,369,604    $135,553,111
                                               ============    ============

     Non-Performing loans consist of nonaccrual and impaired loans and loans which are 90 days or more delinquent. Loans are placed on nonaccrual status or are considered impaired when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual and impaired loans as of June 30, 1995 and 1994 and December 31, 1994 is as follows:

                                        June 30,
                                   -------------------       December 31,
                                   1995           1994           1994
                                   ----           ----       ------------
Non-Performing Loans:
  Non-Accrual Loans:
    Real Estate Loans:
      Residential             $   464,052     $ 1,591,342     $   498,812
      Commercial                  126,150          39,801          38,579
      Construction                     --              --              --
    Consumer and Commercial
      Loans                        73,899         211,931          87,782
                              -----------     -----------     -----------
        Total Non-Accrual
          Loans               $   664,101     $ 1,843,074     $   625,173
                              -----------     -----------     -----------
  Impaired Loans:
    Real Estate Loans:
      Residential             $ 3,136,853     $ 4,651,003     $ 4,080,899
      Commercial                1,774,827       4,957,030       4,919,359
      Construction              9,309,876       6,084,241       6,292,623
    Consumer and Commercial
      Loans                       127,300         242,300         242,300
                              -----------     -----------     -----------
      Total Impaired Loans    $14,348,856     $15,934,574     $15,535,181
                              -----------     -----------     -----------
        Total Non-Performing
          Loans               $15,012,957     $17,777,648     $16,160,354
                              ===========     ===========     ===========


     An analysis of the allowances for possible loan losses follows:

                                      Real Estate Loans
                         -------------------------------------------
                           Six Months Ended June 30,     Year Ended
                         ----------------------------   December 31,
                             1995           1994            1994
                          ----------     ----------     ------------
Beginning Balance         $4,879,682     $5,575,336       $5,575,336
  Additional provision            --         58,000          278,000
  Recoveries                 405,000             --               --
  Charge-offs:
    Construction            (121,000)            --               --
    Commercial              (161,007)            --         (328,000)
    Single-family           (102,443)       (29,379)         (63,654)
    Multi-family            (100,000)            --         (141,000)
    Land                          --             --         (441,000)
                          ----------     ----------       ----------
Ending Balance            $4,800,232     $5,603,957       $4,879,682
                          ==========     ==========       ==========

                                 Consumer and Commercial Loans
                           -------------------------------------------
                             Six Months Ended June 30,    Year Ended
                           ----------------------------   December 31,
                              1995           1994            1994
                            --------       --------       ------------
Beginning Balance           $761,521       $916,317        $916,317
  Additional provision            --             --              --
  Recoveries                  58,536         22,560          63,746
  Charge-offs                (82,550)       (71,560)       (218,542)
                            --------       --------        --------
Ending Balance              $737,507       $867,317        $761,521
                            ========       ========        ========


NOTE C - Real Estate Owned Held for Sale

     Real estate owned held for sale is summarized as follows:
                                         June 30,
                                    ------------------      December 31,
                                    1995          1994          1994
                                    ----          ----          ----
Real estate owned acquired
  by foreclosure                $ 2,676,107   $ 2,359,826   $ 2,313,072
Real estate owned acquired by
  deed in lieu of foreclosure     6,754,254     7,982,001     6,661,431
                                -----------   -----------   -----------
                                $ 9,430,361   $10,341,827   $ 8,974,503
Less:
  Allowance for losses            1,859,217     2,499,665     2,336,945
  Accumulated depreciation          214,500       160,500       187,500
                                -----------   -----------   -----------
    Total Real Estate Owned
      held for sale, net        $ 7,356,644   $ 7,681,662   $ 6,450,058
                                ===========   ===========   ===========

     An analysis of the allowance for losses on real estate owned held for sale follows:
                               Six Months Ended June 30,      Year Ended
                              ----------------------------   December 31,
                                  1995           1994            1994
                                  ----           ----        ------------
Beginning Balance              $2,336,945     $2,307,763       $2,307,763
  Additional provision            130,000        293,000          339,000
  Recoveries                           --         46,513           69,561
  Charge-offs                    (607,728)      (147,611)        (379,379)
                               ----------     ----------       ----------
Ending Balance                 $1,859,217     $2,499,665       $2,336,945
                               ==========     ==========       ==========


NOTE D - Advances from the Federal Home Loan Bank of Atlanta

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) totalling $32,143,458 at June 30, 1995 are at a 6.5% weighted average interest rate per annum with $16,000,000 maturing in 1995, $14,000,000 maturing in 1996,
$1,000,000 maturing in 1999 and $1,000,000 maturing in 2001. Such advances are secured by assets amounting to $49,374,907 at June 30, 1995. Such amount is composed of capital stock in the FHLB, certain of the Savings Bank's mortgage loans and mortgage-backed securities, and certain other assets. Accrued interest payable on advances from the FHLB totalled $143,458 at June 30, 1995.



NOTE E - Provision for (Benefit from) Income Taxes

     Federal and state income taxes consisted of the following:

                                      Six Months Ended June 30,  Year Ended
                                      ------------------------- December 31,
                                         1995           1994        1994
                                      -----------     --------  ------------
State income tax current expense      $    75,700     $ 91,100     $108,100
Federal income tax current expense        342,300      393,000      464,500
Deferred income tax expense (credit)       32,000      (28,000)     187,000
Change in valuation allowance          (1,476,000)    (204,000)    (454,000)
                                      -----------     --------     --------
                                      $(1,026,000)    $252,100     $305,600
                                      ===========     ========     ========


     Home Federal's income tax differs from the tax determined by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                                    Six Months Ended June 30,    Year Ended
                                    -------------------------   December 31,
                                        1995           1994         1994
                                    -----------      --------   ------------
Tax at Federal income tax rate      $   289,393      $339,983     $ 613,040
Bad debt deduction                       (4,080)       19,550      (163,270)
State income tax                         75,700        91,100       108,100
Change in valuation allowance        (1,476,000)     (204,000)     (454,000)
Other - net                              88,987         5,467       201,730
                                    -----------      --------     ---------
                                    $(1,026,000)     $252,100     $ 305,600
                                    ===========      ========     =========


     The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in net deferred tax assets at June 30, 1995 and 1994 and December 31, 1994 relate to the following:



                                             June 30,
                                    -------------------------   December 31,
                                       1995           1994          1994
                                    ----------     ----------   ------------
Deferred Tax Assets:
  Allowances for losses             $2,331,000     $2,601,000     $2,391,000
  Unrealized loss on securities
    available for sale                 334,000        619,000        963,000
  Intangible asset                     323,000        278,000        301,000
  Deferred fees on loans               198,000        171,000        162,000
  Deferred directors' fees             146,000        154,000        158,000
  Other, net                            45,000         60,000         48,000
                                    ----------     ----------     ----------
    Total deferred tax assets       $3,377,000     $3,883,000     $4,023,000

  Less valuation allowances            474,000      2,200,000      1,950,000
                                    ----------     ----------     ----------
    Total Deferred Tax Assets
      less Valuation Allowances     $2,903,000     $1,683,000     $2,073,000

Deferred Tax Liabilities -
  Depreciation and amortization        308,000        282,000        293,000
                                    ----------     ----------     ----------
    Net Deferred Tax Assets         $2,595,000     $1,401,000     $1,780,000
                                    ==========     ==========     ==========


     Federal and state current income taxes payable is as follows:

                                   June 30,
                            --------------------  December 31,
                              1994         1993       1993
                            --------     -------  ------------
Current payable:
  State                     $ 18,000     $ 8,204     $    --
  Federal                    105,000      50,000          --




NOTE F - Common Stock and Earnings Per Share

     Earnings per share have been computed based on 2,519,010 average shares outstanding in 1995 and 1994.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               For the Three and Six Months Ended June 30, 1995

GENERAL

     Home Federal Corporation (Corporation) is the unitary savings and loan holding company of Home Federal Savings Bank (Savings Bank) and its subsidiaries. The Corporation and its subsidiaries are sometimes collectively referred to herein as "Home Federal." The Corporation currently owns 100% of the issued and outstanding common stock of the Savings Bank, which is the principal asset of the Corporation. On May 19, 1995, the Office of Thrift Supervision (OTS) terminated the June 6, 1991 written agreement between the Savings Bank and the OTS.


Financial Condition

     The Corporation's total assets increased $6.3 million or 3.1% to $212.9 million from December 31, 1994 to June 30, 1995, due primarily to a $4.8 million increase in net loans, a $907,000 increase in real estate owned held for sale, net (REO), a $ 1.3 million increase in cash and cash equivalents and a $815,000 increase in deferred tax assets, net which increases were partially offset by a $1.0 million decrease in mortgage-backed securities and a $300,000 decrease in Federal Home Loan Bank Stock. The Corporation's total liabilities increased by $3.5 million or 1.8% to $195.3 million from December 31, 1994 to June 30, 1995, primarily due to a $9.0 million increase in savings accounts, and a $630,000 increase in advances by borrowers for taxes and insurance, which increases were offset to some extent by a $6.0 million decrease in borrowings. Stockholders' equity increased $2.9 million to $17.6 million at June 30, 1995 due to a $1.9 million increase in retained earnings and a $1.0 decrease in unrealized losses on mortgage-backed securities available for sale.


Nonperforming Assets

     The Corporation's nonperforming assets decreased by $240,000 or 1.1% from $22.6 million or 10.9% of total assets at December 31, 1994 to $22.4 million or 10.5% of total assets at June 30, 1995. At June 30, 1995, the allowances for possible loan losses amounted to $5.5 million or 4.0% of loans, net, and 36.9% of total nonperforming loans. At June 30, 1995, the allowance for losses on REO amounted to $1.9 million or 25.3% of REO, net. While management presently believes that its allowances for possible loan losses and REO losses are adequate, no assurance can be given that future provisions for possible loan or REO losses may not be necessary. See Notes B and C of the unaudited notes to consolidated financial statements.












RESULTS OF OPERATIONS

Net Income

     Net income for the six months ended June 30, 1995 amounted to $1.9 million compared to net income of $748,000 during the comparable period in 1994, a 151.0% increase. Net income for the three months ended June 30, 1995 amounted to $1.5 million compared to net income of $408,000 during the comparable period in 1994, a 266.4% increase. The increase in net income was due primarily to a benefit in the provision for income taxes as well as, to a lesser extent, decreases in provision for possible loan losses and other expenses, which were partially offset by decreases in net interest income and other income. All of such changes are described in further detail below.


Net Interest Income

     Net interest income for the six months ended June 30, 1995 decreased by $176,000, or 4.7%, over the same period in 1994 due to increased interest expense which more than offset increased interest income. Interest income for the six months ended June 30, 1995 increased by $741,000 or 10.5% compared to the same period in 1994, while interest expense increased by $917,000 or 27.7% during the six months ended June 30, 1995 as compared to the same period in the prior year. Net interest income for the three months ended June 30, 1995 decreased by $161,000, or 8.4%, over the same period in 1994 due to increased interest expense which more than offset increased interest income. Interest income for the three months ended June 30, 1995 increased by $359,000 or 10.0% compared to the same period in 1994, while interest expense increased by $520,000 or 31.4% during the three months ended June 30, 1995 as compared to the same period in the prior year.

     During each of the three and six month periods, the increase in interest income was due primarily to an increase in the average balances of loans receivable, mortgage-backed and investment securities and an increase in the average rate earned on mortgage-backed and investment securities. Such increases were offset by decreases in the average balances of short-term interest bearing deposits and federal funds. The primary reason for the increase in the average balance of loans receivable was the Savings Bank's emphasis during 1994 and 1995 on originations of adjustable rate mortgages, fixed-rate 10 to 15 year mortgages and consumer loans. The increase in the average balance of mortgage-backed and investment securities was due to the Savings Bank's restructuring the composition of its assets during 1994 in order to maintain its interest rate spreads. The increase in interest expense was primarily the result of increases in the average balances of advances from the FHLB of Atlanta and savings accounts and the average rates paid thereon. The increase in the average balance of savings accounts was due to competitive pricing, as the Savings Bank sought funds in order to originate loans. The average balance of advances from the FHLB of Atlanta increased primarily due to the Savings Bank utilizing advances from the FHLB of Atlanta to purchase investment and mortgage-backed securities during 1994.

     The Savings Bank's interest rate spread decreased from 4.3% during the six months ended June 30, 1994 to 3.8% during the six months ended June 30, 1995, and the ratio of interest earning assets to interest-bearing liabilities decreased from 99.1% during the six months ended June 30, 1994 to 98.9% during the six months ended June 30, 1995. The Savings Bank's interest rate spread decreased from 4.4% during the three months ended June 30, 1994 to 3.8% during the three months ended June 30, 1995, and the ratio of interest earning assets to interest-bearing liabilities decreased from 98.9% during the three months ended June 30, 1994 to 98.7% during the three months ended June 30, 1995. The decrease in the interest rate spread in 1995 was due in large part to the general higher level of market interest rates.


Other Income

     Other income totalled $921,000 and $1.1 million for the six months ended June 30, 1995 and 1994, respectively. Other income totalled $500,000 and $547,000 for the three months ended June 30, 1995 and 1994, respectively. The $130,000, or 12.4% decrease during the six months ended June 30, 1995 and the $47,000, or 8.6% decrease during the three months ended June 30, 1995 was primarily due to decreases in income related to loan originations, loan sales and loan servicing, which was partially offset by increases in stockbrokerage and insurance commissions and increased fees on checking and savings accounts. While the Savings Bank intends to continue to sell certain mortgage loans in the secondary market without recourse, the amount of the gain, if any, from the sale of such loans will depend on the level of loan sales and market conditions. Further, the amount of loan servicing income may increase or decrease depending on the level of the Savings Bank's loan servicing portfolio. The Savings Bank's loan servicing portfolio decreased $1.8 million during the six months ended June 30, 1995 and $1.3 million during the three months ended June 30, 1995, over each prior comparable period, to $46.4 million at June 30, 1995, primarily due to repayments.


Operating Expenses
     Operating expenses amounted to $3.6 million and $3.7 million for the six months ended June 30, 1995 and 1994, respectively. Operating expenses amounted to $1.8 million and $1.9 million for the three months ended June 30, 1995 and 1994, respectively. During the six months ended June 30, 1995 the Corporation experienced decreases in expenses associated with REO operations, net and impaired loan expenses and provision for losses on REO, which were offset by increases in employee compensation and benefits and office occupancy and equipment expense. REO operations, net and impaired loans expenses decreased due to decreased costs associated with such properties, particularly appraisal and legal expenses. Employee compensation and benefits increased due to increased profit sharing expenses and merit increases. Office occupancy and equipment expense increased due to increased depreciation on office properties and equipment primarily due to a branch renovation in 1994. During the three months ended June 30, 1995, the Corporation experienced decreases in employee compensation and benefits, advertising and promotion, expenses associated with REO operations, net and impaired loan expenses and provision for losses on REO which were offset by increases in office occupancy and equipment expense and other operating expenses. Other operating expenses increased due to increases in professional fees, loan expenses, provision for losses on bad checks and loss on sale and retirement of property and equipment, which was offset by decreases in provision for losses on other assets.


Income Taxes

     Home Federal's income tax benefit totaled $1.0 million for the three and six months ended June 30, 1995 as compared to income tax expense of $149,000 and $252,000 during the same periods in the prior year, respectively. The decrease in the provision for income taxes is primarily attributable to a reduction in the valuation allowance on deferred tax assets since management, due to, among other circumstances, continuing taxable income and the lifting of the written agreement with OTS, determined that it is now more likely than not that a significant portion of Home Federal's deferred tax assets will be realized.



ASSET AND LIABILITY MANAGEMENT

     Home Federal has undertaken a variety of strategies to better match the interest-rate sensitivity of its assets and liabilities. Home Federal's present policy is to emphasize the origination for portfolio of interest-sensitive loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Savings Bank originates both fixed-rate and adjustable-rate loans. Single-family, fixed-rate loans are originated primarily for resale in the secondary market, thereby reducing Home Federal's interest rate risk. In 1994, Home Federal instituted a program whereby it will generally (depending upon market interest rates) retain fixed-rate single-family loans with a 10 or 15 year maturity in its portfolio. Home Federal generally retains single-family adjustable-rate loans in portfolio. During the six months ended June 30, 1995 and 1994, Home Federal originated $13.6 million and $14.6 million, respectively, of single-family residential loans. Of such amounts, $9.1 million and $7.9 million provided for periodic adjustment of interest rates, or 66.7% and 53.9% of single-family residential loans originated by Home Federal during the respective periods. During 1995, Home Federal has originated $547,000 of fixed-rate loans with 10 or 15 year maturities.

     Home Federal also has continued to originate both commercial business (primarily automobile floor plan loans) and consumer loans, which generally have shorter terms and/or rates that vary with interest rate indices and higher yields than residential mortgage loans. Consumer and commercial business loan originations amounted to $7.5 million during the six months ended June 30, 1995 as compared to $7.0 million during the comparable period in 1994.

     Rates of interest paid on deposits at Home Federal are priced to be sufficiently competitive in its primary market area in order to meet its asset/liability management objectives and requirements for funds, but are typically not the highest rates available. This policy helps Home Federal control its cost of funds. Home Federal maintains a tiered pricing program for some of its certificate accounts, pursuant to which higher rates of interest are paid for longer-term certificate accounts. Home Federal relies on savings deposits, loan and mortgage-backed securities repayments and advances from the FHLB of Atlanta to fund loan originations and commitments.



REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to regulations of the OTS that impose certain minimum regulatory capital requirements. At June 30, 1995 the Savings Bank's tangible, core and risk-based capital exceeded regulatory requirements. The following table summarizes, as of June 30, 1995, the Savings Bank's regulatory capital requirements, the amount of its actual capital and the amount of its excess capital on a dollar and percentage basis.







                                   June 30, 1995
                         ---------------------------------
                                      Capital      Capital
                         Capital    Requirement     Excess
                         -------    -----------    -------
                              (Dollars in Thousands)
Dollar basis:
Tangible                 $17,423      $ 3,180      $14,243
Core                      16,570        6,335       10,235
Risk-based                18,307       10,906        7,401

Percentage basis:
Tangible                     8.2%         1.5%         6.7%
Core                         7.9          3.0          4.9
Risk-based                  13.4          8.0          5.4

     There can be no assurance that the Savings Bank will not be subject to additional capital requirements in the future, either as a result of regulations, guidelines and policies of general applicability or individual regulatory capital requirements which may be applied to the Savings Bank.


Liquidity

      Home Federal is required under applicable Federal regulations to maintain specified levels of "liquid" investments including United States government and Federal agency securities and other investments. Regulations currently in effect require Home Federal to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Liquidity is influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Home Federal's regulatory liquidity ratio averaged 7.9% for the month ended June 30, 1995. At June 30, 1995, Home Federal was required to maintain liquid investments amounting to $9.3 million, none of which were pledged to secure advances from the FHLB of Atlanta.

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

      At June 30, 1995, the total of approved loan origination commitments amounted to $1.1 million, exclusive of loans in process. The amount of savings certificates which are scheduled to mature during the twelve months ended June 30, 1996 is $54.7 million. Management believes that, by evaluating competitive instruments and prices in its market area, it can, in most circumstances, manage and control maturing deposits so that a portion of such maturing deposits will be redeposited in the Savings Bank. During the six months ended June 30, 1995, the Savings Bank experienced a $9.0 million increase in savings accounts. The Savings Bank utilized these funds to repay $6.0 million of FHLB advances during the six months ended June 30, 1995.


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


PROPOSED DEPOSIT INSURANCE PREMIUMS

     Deposits of the Savings Bank are currently insured by the Savings Association Insurance Fund (SAIF). Both the SAIF and the Bank Insurance Fund
(BIF), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. Members of the SAIF and BIF currently are paying average deposit insurance premiums of between 23 and 25 basis points. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. The Resolution Trust Corporation Completion Act authorized $8 billion in funding for the SAIF. However, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

     The FDIC has proposed to establish a new assessment rate schedule of 4-31 basis points for BIF members beginning on or about September 30, 1995. Under that proposal, approximately 91% of BIF members would pay the lowest assessment rate of 4 basis points. With respect to SAIF members institutions, the FDIC proposed to retain the existing assessment rate of 23-31 basis points applicable to SAIF member institutions. In announcing this proposed rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a substantial disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the Administration, by members of Congress and by industry groups. In July 1995, the Chairman of the FDIC announced in testimony before the U.S. Congress related to the condition of the SAIF and related issues a proposal to recapitalize the SAIF by a one-time charge of SAIF-insured institutions of approximately $6.6 billion, or approximately $.85 to $.90 for every $100.00 of assessable deposits, and an eventual merger of the SAIF with the BIF. Home Federal currently is unable to predict the likelihood of legislation effecting these changes, although a consensus among regulators, legislators and bankers appears to be developing in this regard. If the proposed assessment of $.85 to $.90 per $100.00 of assessable deposits was effected based on deposits as of March 31, 1995, as proposed, the Savings Bank's pro rata share would amount to approximately $1.3 million to $815,000 after taxes, respectively.


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


                                      HOME FEDERAL CORPORATION


     August 10, 1995                  BY:   /s/ Richard W. Phoebus

     Date                                       Richard W. Phoebus
                                                President and
                                                  Chief Executive Officer


     August 10, 1995                  BY:   /s/ Salvatore M. Savino

     Date                                       Salvatore M. Savino
                                                Vice President and Treasurer,
                                                  Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)