Form 10QSB
period 1995-09-30
HOME FEDERAL CORP
filed 1995-11-14
CIK 811097

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

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

                        YES [X]               NO [ ]

                Number of Shares of Common Stock Outstanding
                  as of October 31, 1995:  2,519,010 Shares

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                               PAGE
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements

           Report on Review by Independent Certified Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Financial Condition as of
             September 30, 1995 (Unaudited) and December 31, 1994 . . . . 4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30, 1995
             (Unaudited) and the Year Ended December 31, 1994 . . . . . . 5

           Consolidated Statements of Operation for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited). . 6

           Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1995 and 1994 (Unaudited) . . . . 8

           Notes to Consolidated Financial Statements (Unaudited) . . . .10

  Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            and Nine Months Ended September 30, 1995. . . . . . . . . . .15

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

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .21

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .21

                        INDEPENDENT ACCOUNTANT'S REPORT




The Board of Directors
Home Federal Corporation

      We have reviewed the accompanying consolidated statement of financial condition of Home Federal Corporation and Subsidiaries (Corporation) as of September 30, 1995 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1995 and the consolidated statements of operation for the three and nine months ended September 30, 1995 and 1994 and consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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








                                     /s/ Smith Elliott Kearns & Company

                                     SMITH ELLIOTT KEARNS & COMPANY



Hagerstown, Maryland
November 8, 1995

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                September 30,    December 31,
                                                1995             1994
                                                ------------     ------------
                                                (Unaudited)
ASSETS

Cash                                            $  8,170,630      $  6,044,795
Short-term interest-bearing deposits                 271,968           315,861
Federal funds sold                                 1,881,050         1,592,588
Investment securities (approximate market value
  of $5,140,347 in 1995 and $4,839,097 in 1994)    5,152,847         5,064,097
Mortgage-backed securities available for sale
  (at approximate market value)                   28,476,466        29,781,620
Mortgage-backed securities (approximate market
  value of $10,025,626 in 1995, and $10,814,726
  in 1994)                                         9,929,209        11,222,245
Loans receivable, net                            141,408,575       135,553,111
Real estate owned held for sale, net               6,193,797         6,450,058
Federal Home Loan Bank of Atlanta stock            1,500,000         1,900,000
Office properties and equipment, net               3,944,910         4,035,817
Prepaid expenses and other assets                  2,849,585         2,776,557
Deferred tax assets, net                           2,329,000         1,780,000
                                                ------------      ------------
     TOTAL ASSETS                               $212,108,037      $206,516,749
                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Savings accounts                                $161,912,633      $151,202,667
Advances from the Federal Home Loan Bank
  of Atlanta                                      30,133,256        38,184,372
Advances by borrowers for taxes and insurance        228,951           611,990
Other liabilities                                  1,936,943         1,818,095
                                                ------------      ------------
    TOTAL LIABILITIES                           $194,211,783      $191,817,124
                                                ------------      ------------
STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, authorized
  5,000,000 shares (None issued)                $          -      $          -
Common stock, $1.00 par value, authorized
  10,000,000 shares, issued and outstanding
  2,519,010 shares in 1995 and 1994                2,519,010         2,519,010
Additional paid-in capital                         7,903,106         7,903,106
Unrealized loss on mortgage-backed securities
  available for sale, net                           (453,462)       (1,531,298)
Retained income-substantially restricted           7,927,600         5,808,807
                                                ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                  $ 17,896,254      $ 14,699,625
                                                ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $212,108,037      $206,516,749
                                                ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Unrealized    Retained
                                         Gain(Loss)on  Income-     Total
                            Additional   Securities    Substant-   Stock-
                Common      Paid-in      Available     ially       holders
                Stock       Capital      for Sale,net  Restricted  Equity
                ----------  ----------   ------------  ----------  -----------
Balance,
  December 31,
  1993          $2,519,010  $7,903,106   $  (119,817)  $4,311,348  $14,613,647

 Unrealized
   loss on
   mortgaged-
   backed
   securities
   available
   for sale, net                          (1,411,481)               (1,411,481)

 Net Income,
   1994                                                 1,497,459    1,497,459
                ----------  ----------   -----------   ----------  -----------
Balance,
  December 31,
  1994          $2,519,010  $7,903,106   $(1,531,298)  $5,808,807  $14,699,625

 Unrealized
   gain on
   mortgaged-
   backed
   securities
   available
   for sale, net                           1,077,836                 1,077,836
 Dividends paid
   and declared                                          (100,760)    (100,760)
 Net Income,
   1995                                                 2,219,553    2,219,553
                ----------  ----------     ---------   ----------  -----------
Balance,
  September 30,
  1995
  (Unaudited)   $2,519,010  $7,903,106     $(453,462)  $7,927,600  $17,896,254
                ==========  ==========     =========   ==========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.







                  HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                               Nine Months Ended         Three Months Ended
                                 September 30,             September 30,
                             -----------------------   -----------------------
                             1995         1994         1995         1994
                             ----         ----         ----         ----

INTEREST INCOME
 Interest on loans
  receivable                 $ 9,487,314  $ 8,615,009  $3,251,783   $2,887,799
 Interest on mortgage-backed
  securities                   1,776,736    1,681,229     571,167      658,942
 Interest or dividends on
  investment securities          361,165      235,408     117,909      116,066
 Other interest income           167,365      213,554      60,090       31,426
                             -----------  -----------  ----------   ----------
    Total Interest Income    $11,792,580  $10,745,200  $4,000,949   $3,694,233
                             -----------  -----------  ----------   ----------
INTEREST EXPENSE
 Interest on savings         $ 4,890,653  $ 3,834,600  $1,751,237   $1,301,295
 Interest on advances from
  the Federal Home Loan
  Bank of Atlanta              1,584,309    1,258,782     496,660      482,255
 Interest on other
  borrowings                          --          546          --           --
                             -----------  -----------  ----------   ----------
    Total Interest Expense   $ 6,474,962  $ 5,093,928  $2,247,897   $1,783,550
                             -----------  -----------  ----------   ----------
    NET INTEREST INCOME      $ 5,317,618  $ 5,651,272  $1,753,052   $1,910,683
PROVISION FOR POSSIBLE LOAN
 LOSSES                               --       58,000          --           --
                             -----------  -----------  ----------   ----------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE
 LOAN LOSSES                 $ 5,317,618  $ 5,593,272  $1,753,052   $1,910,683
                             -----------  -----------  ----------   ----------
OTHER INCOME
 Loan fees                   $   317,482  $   355,072  $  111,169   $   89,080
 Gains on sales of mortgage
  loans                           25,873       74,716      15,502        7,355
 Other                         1,095,311    1,065,077     391,131      347,506
                             -----------  -----------  ----------   ----------
    Total Other Income       $ 1,438,666  $ 1,494,865  $  517,802   $  443,941
                             -----------  -----------  ----------   ----------
OTHER EXPENSES
 Employee compensation and
  benefits                   $ 2,334,233  $ 2,282,534  $  767,239   $  804,821
 Occupancy and equipment       1,161,423    1,118,145     366,300      366,848
 Advertising and promotion       143,996      201,992      37,335       97,828
 Provision for losses on real
   estate owned held for sale    130,000      339,000          --       46,000
 Recoveries on real estate
  held for development
  and sale or rental             (35,973)     (22,495)         --           --
 Real estate owned
  operations, net and
  impaired loan expenses          43,645      174,151       9,027       62,585
 Federal insurance premiums      317,191      322,597     101,536      108,020
 Other                         1,250,716    1,221,900     429,521      418,160
                             -----------  -----------  ----------   ----------
    Total Other Expenses     $ 5,345,231  $ 5,637,824  $1,710,958   $1,904,262
                             -----------  -----------  ----------   ----------
    INCOME BEFORE INCOME
     TAXES                   $ 1,411,053  $ 1,450,313  $  559,896   $  450,362
PROVISION FOR (BENEFIT FROM)
 INCOME TAXES                   (808,500)     369,100     217,500      117,000
                             -----------  -----------  ----------   ----------
    NET INCOME               $ 2,219,553  $ 1,081,213  $  342,396   $  333,362
                             ===========  ===========  ==========   ==========
 EARNINGS PER SHARE          $      0.88  $      0.43  $     0.14   $     0.13
                             ===========  ===========  ==========   ==========
 DIVIDENDS PER SHARE         $      0.04  $        --  $     0.04   $       --
                             ===========  ===========  ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.






































                 HOME FEDERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                   1995           1994
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $  2,219,553   $  1,081,213
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                        474,483        427,768
    Provision for possible loan losses                       --         58,000
    Provision for losses on real estate
      owned held for sale                               130,000        339,000
    (Recoveries) on real estate held for
      development and sale or rental                    (35,973)       (22,495)
    Amortization of intangible assets                    88,575         88,755
    (Increase) in real estate held for
      development and sale or rental, net                    --         (2,860)
    Proceeds from sale of real estate held
      for development and sale or rental, net            92,575        178,281
    (Increase) in prepaids and other assets            (218,205)      (173,806)
    (Increase) in deferred tax assets, net           (1,227,000)            --
    Origination of loans receivable originated
      for sale                                       (1,698,250)    (2,214,550)
    Proceeds from sale of loans receivable
      originated for sale                             1,473,979      3,738,527
    Increase (decrease) in other liabilities            118,848     (1,386,620)
    Increase (decrease) in deferred fee income
      and unearned discounts on loans receivable         46,668        (68,628)
    Gains on sales of mortgage loans                    (25,873)       (74,716)
    Loss on sale of property and equipment               47,145             --
    Other, net                                          186,359       (136,428)
                                                   ------------   ------------
      Net cash provided by operating activities    $  1,672,884   $  1,831,441
                                                   ------------   ------------




















CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from redemption of Federal Home
      Loan Bank stock                              $    400,000   $  1,283,500
    Purchase of Federal Home Loan Bank stock           (100,000)      (325,000)
    Purchase of investment securities                        --    (10,000,000)
    Proceeds from sales of investment securities             --      5,018,750
    Net (increase) in loans receivable               (7,250,700)    (2,641,377)
    Purchase of mortgage-backed securities
      available for sale                                     --    (13,314,627)
    Principal collections from mortgage-backed
      securities available for sale                   2,858,836      4,868,421
    Purchase of mortgage-backed securities
      held to maturity                                       --     (9,056,985)
    Principal collections from mortgage-backed
      securities held to maturity                     1,269,277      1,500,882
    Proceeds from sale of real estate owned held
      for sale                                        2,083,600      3,011,618
    Net (increase) in real estate owned held
      for sale                                         (396,618)      (488,859)
    Proceeds from sale of property and equipment        143,072             --
    Purchase of office property and equipment          (536,114)      (710,191)
                                                   ------------   ------------
      Net cash (used in) investing activities      $ (1,528,647)  $(20,853,868)
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in savings accounts               $ 10,709,966   $    123,051
    Payments at maturity of other FHLB advances     (46,000,000)   (19,500,000)
    Proceeds from other FHLB advances                38,000,000     26,000,000
    Proceeds from short term FHLB advances                   --      7,000,000
    Payments at maturity of short term advances              --     (7,000,000)
    Net (decrease) in other borrowings                       --        (92,192)
    Net increase in advances for taxes and
      insurance                                        (383,039)      (287,591)
    Payment of dividends                               (100,760)            --
                                                   ------------   ------------
      Net cash provided by financing activities    $  2,226,167   $  6,243,268
                                                   ------------   ------------
      Net increase (decrease) in cash and
        cash equivalents                           $  2,370,404   $(12,779,159)
Beginning cash and cash equivalents                   7,953,244     21,086,201
                                                   ------------   ------------
Ending cash and cash equivalents                   $ 10,323,648   $  8,307,042
                                                   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                       $  6,506,510   $  5,060,453
    Income taxes                                   $    392,700   $    755,600
  Loans originated on sale of real estate
    owned held for sale                            $    595,000   $     62,000
  Net transfer to real estate owned held for
    sale from loans receivable                     $  2,193,711   $  1,818,305
  Increase (decrease) in unrealized loss on
    mortgage-backed securities available for
    sale, net                                      $ (1,077,836)  $  1,076,169

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

      In the opinion of Home Federal Corporation (Home Federal or the Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Home Federal's financial condition as of September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in Home Federal's Annual Report for the year ended December 31, 1994.


NOTE B - Loans Receivable

     Loans receivable are summarized as follows:
                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
Real Estate Loans:
  Residential                                  $ 85,919,606    $ 77,994,048
  Commercial                                     18,004,603      20,588,201
  Construction                                   25,363,703      26,072,263
                                               ------------    ------------
                                               $129,287,912    $124,654,512
    Less:
      Loans in process                           (7,031,699)     (7,350,158)
      Allowances for possible loan losses        (4,346,807)     (4,879,682)
      Deferred fee income and
        unearned discounts                         (628,345)       (564,707)
                                               ------------    ------------
      Total Real Estate Loans                  $117,281,061    $111,859,965
                                               ------------    ------------
Consumer Loans                                 $ 22,551,922    $ 22,075,811
  Less:
    Loans in process                                   (110)           (397)
    Allowances for possible loan losses            (738,030)       (761,521)
    Unearned discounts                               (9,644)        (26,888)
                                               ------------    ------------
      Total Consumer Loans                     $ 21,804,138    $ 21,287,005
                                               ------------    ------------
Commercial Business Loans                      $  1,424,479    $  1,593,131
                                               ------------    ------------
Accrued Interest Receivable                    $    898,897    $    813,010
                                               ------------    ------------
      Total Loans Receivable, net              $141,408,575    $135,553,111
                                               ============    ============

     Non-Performing loans consist of nonaccrual and impaired loans and loans which are 90 days or more delinquent. Loans are placed on nonaccrual status or are considered impaired when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual and impaired loans as of September 30, 1995 and 1994 and December 31, 1994 is as follows:

                                      September 30,
                                   -------------------       December 31,
                                   1995           1994           1994
                                   ----           ----       ------------
Non-Performing Loans:
  Non-Accrual Loans:
    Real Estate Loans:
      Residential             $   247,147     $   708,692     $   498,812
      Commercial                   37,732          39,195          38,579
      Construction                     --              --              --
    Consumer and Commercial
      Loans                       104,578         152,543          87,782
                              -----------     -----------     -----------
        Total Non-Accrual
          Loans               $   389,457     $   900,430     $   625,173
                              -----------     -----------     -----------
  Impaired Loans:
    Real Estate Loans:
      Residential             $ 2,533,120     $ 4,318,606     $ 4,080,899
      Commercial                1,774,827       4,589,682       4,919,359
      Construction              8,716,362       6,199,838       6,292,623
    Consumer and Commercial
      Loans                            --         242,300         242,300
                              -----------     -----------     -----------
      Total Impaired Loans    $13,024,309     $15,350,426     $15,535,181
                              -----------     -----------     -----------
        Total Non-Performing
          Loans               $13,413,766     $16,250,856     $16,160,354
                              ===========     ===========     ===========

     An analysis of the allowances for possible loan losses follows:

                                      Real Estate Loans
                         -------------------------------------------
                         Nine Months Ended Sept. 30,     Year Ended
                         ----------------------------   December 31,
                             1995           1994            1994
                          ----------     ----------     ------------
Beginning Balance         $4,879,682     $5,575,336       $5,575,336
  Additional provision            --         58,000          278,000
  Recoveries - land          405,000             --               --
  Charge-offs:
    Construction            (134,000)            --               --
    Commercial              (138,133)      (328,000)        (328,000)
    Single-family           (460,742)       (29,379)         (63,654)
    Multi-family            (100,000)            --         (141,000)
    Land                    (105,000)      (326,000)        (441,000)
                          ----------     ----------       ----------
      Total Charge-offs     (937,875)      (683,379)        (973,654)
                          ----------     ----------       ----------
Ending Balance            $4,346,807     $4,949,957       $4,879,682
                          ==========     ==========       ==========

                                 Consumer and Commercial Loans
                           -------------------------------------------
                           Nine Months Ended Sept. 30,     Year Ended
                           ----------------------------   December 31,
                              1995           1994            1994
                            --------       --------       ------------
Beginning Balance           $761,521       $916,317        $916,317
  Additional provision            --             --              --
  Recoveries                  80,766         44,004          63,746
  Charge-offs               (104,257)      (131,596)       (218,542)
                            --------       --------        --------
Ending Balance              $738,030       $828,725        $761,521
                            ========       ========        ========


NOTE C - Real Estate Owned Held for Sale

     Real estate owned held for sale is summarized as follows:
                                      September 30,
                                    ------------------      December 31,
                                    1995          1994          1994
                                    ----          ----          ----
Real estate owned acquired
  by foreclosure                $ 2,895,110   $ 2,200,360   $ 2,313,072
Real estate owned acquired by
  deed in lieu of foreclosure     5,177,805     7,232,372     6,661,431
                                -----------   -----------   -----------
                                $ 8,072,915   $ 9,432,732   $ 8,974,503
Less:
  Allowance for losses            1,653,618     2,426,945     2,336,945
  Accumulated depreciation          225,500       174,000       187,500
                                -----------   -----------   -----------
    Total Real Estate Owned
      held for sale, net        $ 6,193,797   $ 6,831,787   $ 6,450,058
                                ===========   ===========   ===========

     An analysis of the allowance for losses on real estate owned held for sale follows:
                              Nine Months Ended Sept. 30,     Year Ended
                              ----------------------------   December 31,
                                  1995           1994            1994
                                  ----           ----        ------------
Beginning Balance              $2,336,945     $2,307,763       $2,307,763
  Additional provision            130,000        339,000          339,000
  Recoveries                           --         69,561           69,561
  Charge-offs                    (813,327)      (289,379)        (379,379)
                               ----------     ----------       ----------
Ending Balance                 $1,653,618     $2,426,945       $2,336,945
                               ==========     ==========       ==========


NOTE D - Advances from the Federal Home Loan Bank of Atlanta

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) totaling $30,133,256 at September 30, 1995 are at a 6.4% weighted average interest rate per annum with $13,000,000 maturing in 1995, $15,000,000 maturing in 1996, $1,000,000 maturing in 1999 and $1,000,000 maturing in 2001. Such advances are secured by assets amounting to $47,830,690 at September 30, 1995. Such amount is composed of capital stock in the FHLB, certain of the Savings Bank's mortgage loans and mortgage-backed securities, and certain other assets. Accrued interest payable on advances from the FHLB totaled $133,256 at September 30, 1995.



NOTE E - Provision for (Benefit from) Income Taxes

     Federal and state income taxes consisted of the following:

                                     Nine Months Ended Sept. 30,  Year Ended
                                     --------------------------- December 31,
                                         1995           1994         1994
                                      -----------     --------  ------------
State income tax current expense      $    76,700     $113,100     $108,100
Federal income tax current expense        341,800      489,000      464,500
Deferred income tax expense               249,000      221,000      187,000
Change in valuation allowance          (1,476,000)    (454,000)    (454,000)
                                      -----------     --------     --------
                                      $  (808,500)    $369,100     $305,600
                                      ===========     ========     ========


     Home Federal's income tax differs from the tax determined by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                                  Nine Months Ended Sept. 30,   Year Ended
                                  ---------------------------  December 31,
                                      1995           1994          1994
                                  -----------      --------    ------------
Tax at Federal income tax rate    $   479,758      $493,106      $ 613,040
Bad debt deduction                   (137,360)      (20,570)      (163,270)
State income tax                       76,700       113,100        108,100
Change in valuation allowance      (1,476,000)     (454,000)      (454,000)
Other - net                           248,402       237,464        201,730
                                  -----------      --------      ---------
                                  $  (808,500)     $369,100      $ 305,600
                                  ===========      ========      =========


     The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in net deferred tax assets at September 30, 1995 and 1994 and December 31, 1994 relate to the following:

                                          September 30,
                                    -------------------------   December 31,
                                       1995           1994          1994
                                    ----------     ----------   ------------
Deferred Tax Assets:
  Allowances for losses             $2,150,000     $2,417,000     $2,391,000
  Unrealized loss on securities
    available for sale                 285,000        753,000        963,000
  Intangible asset                     335,000        287,000        301,000
  Deferred fees on loans               146,000        149,000        162,000
  Deferred directors' fees             146,000        158,000        158,000
  Other, net                            43,000         48,000         48,000
                                    ----------     ----------     ----------
    Total deferred tax assets       $3,105,000     $3,812,000     $4,023,000

  Less valuation allowances            474,000      1,950,000      1,950,000
                                    ----------     ----------     ----------
    Total Deferred Tax Assets
      less Valuation Allowances     $2,631,000     $1,862,000     $2,073,000

Deferred Tax Liabilities -
  Depreciation and amortization        302,000        326,000        293,000
                                    ----------     ----------     ----------
    Net Deferred Tax Assets         $2,329,000     $1,536,000     $1,780,000
                                    ==========     ==========     ==========


     Federal and state current income taxes payable is as follows:

                                    September 30,
                                --------------------  December 31,
                                  1995        1994       1994
                                --------     -------  ------------
Current (refundable) payable:
  State                         $     --     $    --     $     --
  Federal                         57,000          --      (70,000)




NOTE F - Common Stock and Earnings Per Share

     Earnings per share have been computed based on 2,519,010 average shares outstanding in 1995 and 1994. On September 27, 1995 Home Federal paid a $100,760 or $0.04 per share dividend to stockholders of record on September 22, 1995.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Three and Nine Months Ended September 30, 1995

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


Financial Condition

     The Corporation's total assets increased $5.6 million or 2.7% to $212.1 million from December 31, 1994 to September 30, 1995, due primarily to a $5.9 million increase in net loans, a $2.4 million increase in cash and cash equivalents and a $549,000 increase in deferred tax assets, net, which increases were partially offset by a $2.6 million decrease in mortgage-backed securities and a $400,000 decrease in Federal Home Loan Bank Stock. The Corporation's total liabilities increased by $2.4 million or 1.2% to $194.2 million from December 31, 1994 to September 30, 1995, primarily due to a $10.7 million increase in savings accounts, which increase was offset to some extent by an $8.1 million decrease in borrowings. Stockholders' equity increased $3.2 million to $17.9 million at September 30, 1995 due to a $2.1 million increase in retained earnings and a $1.1 million decrease in unrealized losses on mortgage-backed securities available for sale, net.


Nonperforming Assets

     The Corporation's nonperforming assets decreased by $3.0 million or 13.3% from $22.6 million or 11.0% of total assets at December 31, 1994 to $19.6 million or 9.2% of total assets at September 30, 1995. At September 30, 1995, the allowances for possible loan losses amounted to $5.1 million or 3.6% of loans, net, and 37.9% of total nonperforming loans. At September 30, 1995, the allowance for losses on real estate owned held for sale (REO) amounted to $1.7 million or 26.7% of REO, net. While management presently believes that its allowances for possible loan losses and REO losses are adequate, no assurance can be given that future provisions for possible loan or REO losses may not be necessary. See Notes B and C of the unaudited notes to consolidated financial statements.














RESULTS OF OPERATIONS

Net Income

     Net income for the nine months ended September 30, 1995 amounted to $2.2 million compared to net income of $1.1 million during the comparable period in 1994, a 105.3% increase. Net income for the three months ended September 30, 1995 amounted to $342,000 compared to net income of $333,000 during the comparable period in 1994, a 2.7% increase. The increase in net income was due primarily to a benefit in the provision for income taxes as well as, to a lesser extent, decreases in provision for possible loan losses and other expenses, which were partially offset by decreases in net interest income and other income. All of such changes are described in further detail below.


Net Interest Income

     Net interest income for the nine months ended September 30, 1995 decreased by $334,000, or 5.9%, over the same period in 1994 due to increased interest expense which more than offset increased interest income. Interest income for the nine months ended September 30, 1995 increased by $1.0 million or 9.8% compared to the same period in 1994, while interest expense increased by $1.4 million or 27.1% during the nine months ended September 30, 1995 as compared to the same period in the prior year. Net interest income for the three months ended September 30, 1995 decreased by $158,000, or 8.3%, over the same period in 1994 due to increased interest expense, which more than offset increased interest income. Interest income for the three months ended September 30, 1995 increased by $307,000 or 8.3% compared to the same period in 1994, while interest expense increased by $464,000 or 26.0% during the three months ended September 30, 1995 as compared to the same period in the prior year.

     During each of the three and nine month periods, the increase in interest income was due primarily to an increase in the average balances of loans receivable, mortgage-backed and investment securities and an increase in the average rate earned on mortgage-backed and investment securities. Such increases were offset by decreases in the average balances of short-term interest bearing deposits and federal funds. The primary reason for the increase in the average balance of loans receivable was the Savings Bank's emphasis during 1994 and 1995 on originations of adjustable rate mortgages, fixed-rate 10 to 15 year mortgages and consumer loans. The increase in the average balance of mortgage-backed and investment securities in 1995 was due to the Savings Bank's restructuring the composition of its assets during 1994 in order to maintain its interest rate spreads. The increase in interest expense was primarily the result of increases in the average balances of advances from the FHLB of Atlanta and savings accounts and the average rates paid thereon. The increase in the average balance of savings accounts was due to competitive pricing, as the Savings Bank sought funds in order to originate loans and repay advances. The average balance of advances from the FHLB of Atlanta increased primarily due to the Savings Bank utilizing advances from the FHLB of Atlanta to purchase investment and mortgage-backed securities and originate loans during 1994.

     The Savings Bank's interest rate spread decreased from 5.6% during the nine months ended September 30, 1994 to 3.8% during the nine months ended September 30, 1995, and the ratio of interest earning assets to interest-bearing liabilities decreased from 99.01% during the nine months ended September 30, 1994 to 98.98% during the nine months ended September 30, 1995. The Savings Bank's interest rate spread decreased from 4.3% during the three months ended September 30, 1994 to 3.7% during the three months ended September 30, 1995, and the ratio of interest earning assets to interest-bearing liabilities increased from 98.79% during the three months ended September 30, 1994 to 99.13% during the three months ended September 30, 1995. The decrease in the interest rate spread in 1995 was due in large part to the general higher level of market interest rates.


Other Income

     Other income totaled $1.4 million and $1.5 million for the nine months ended September 30, 1995 and 1994, respectively. Other income totaled $572,000 and $444,000 for the three months ended September 30, 1995 and 1994, respectively. The $56,200, or 3.8% decrease during the nine months ended September 30, 1995 was primarily due to decreases in income related to loan originations, loan sales and loan servicing, which was partially offset by increases in stockbrokerage commissions and increased fees on checking and savings accounts. The $74,000, or 16.6% incease during the three months ended September 30, 1995 was primarily due to increases in income related to loan originations, loan sales, stockbrokerage commissions and fees on checking and savings accounts.


Operating Expenses
     Operating expenses amounted to $5.3 million and $5.6 million for the nine months ended September 30, 1995 and 1994, respectively, a 5.2% decrease. Operating expenses amounted to $1.7 million and $1.9 million for the three months ended September 30, 1995 and 1994, respectively, a 10.2% decrease. During the nine months ended September 30, 1995 the Corporation experienced decreases in expenses associated with REO operations, net and impaired loan expenses and provision for losses on REO, which were offset by increases in employee compensation and benefits and office occupancy and equipment expense. REO operations, net and impaired loans expenses decreased due to decreased costs associated with such properties, particularly appraisal and legal expenses. Employee compensation and benefits increased due to increased profit sharing expenses and merit increases. Office occupancy and equipment expense increased due to increased depreciation on office properties and equipment primarily due to a branch renovation in 1994. During the three months ended September 30, 1995, the Corporation experienced decreases in employee compensation and benefits, advertising and promotion, expenses associated with REO operations, net and impaired loan expenses and provision for losses on REO, which were offset by increases in other operating expenses. Other operating expenses increased due to increases in professional fees, loan expenses and provision for losses on bad checks, which was offset by decreases in provision for losses on other assets.


Income Taxes

     Home Federal's income tax expense (benefit) totaled $218,000 and $(809,000) for the three and nine months ended September 30, 1995 as compared to income tax expense of $117,000 and $369,000 during the same periods in the prior year, respectively. The decrease in the provision for income taxes is primarily attributable to a reduction in the valuation allowance on deferred tax assets. The increase in income tax expense for the three months ended September 30, 1995 as compared to the prior year was attributable to increased taxable income.





ASSET AND LIABILITY MANAGEMENT

     Home Federal has undertaken a variety of strategies to better match the interest-rate sensitivity of its assets and liabilities. Home Federal's present policy is to emphasize the origination for portfolio of interest-sensitive loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Savings Bank originates both fixed-rate and adjustable-rate loans. Single-family, fixed-rate loans are originated primarily for resale in the secondary market, thereby reducing Home Federal's interest rate risk. In 1994, Home Federal instituted a program whereby it will generally (depending upon market interest rates) retain fixed-rate single-family loans with a 10 or 15 year maturity in its portfolio. Home Federal generally retains single-family adjustable-rate loans in portfolio. During the nine months ended September 30, 1995 and 1994, Home Federal originated $20.7 million and $22.1 million, respectively, of single-family residential loans. Of such amounts, $13.2 million and $12.8 million provided for periodic adjustment of interest rates, or 63.8% and 58.0% of single-family residential loans originated by Home Federal during the respective periods. During 1995, Home Federal has originated $1.2 million of fixed-rate loans with 10 or 15 year maturities.

     Home Federal also has continued to originate both commercial business (primarily automobile floor plan loans) and consumer loans, which generally have shorter terms and/or rates that vary with interest rate indices and higher yields than residential mortgage loans. Consumer and commercial business loan originations amounted to $11.4 million during the nine months ended September 30, 1995 as compared to $10.7 million during the comparable period in 1994.

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



REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to regulations of the OTS that impose certain minimum regulatory capital requirements. At September 30, 1995 the Savings Bank's tangible, core and risk-based capital exceeded regulatory requirements. The following table summarizes, as of September 30, 1995, the Savings Bank's regulatory capital requirements, the amount of its actual capital and the amount of its excess capital on a dollar and percentage basis.










                                 September 30, 1995
                         ---------------------------------
                                      Capital      Capital
                         Capital    Requirement     Excess
                         -------    -----------    -------
                              (Dollars in Thousands)
Dollar basis:
Tangible                 $17,706      $ 3,166      $14,540
Core                      17,148        6,317       10,831
Risk-based                18,870       10,834        8,036

Percentage basis:
Tangible                     8.4%         1.5%         6.9%
Core                         8.1          3.0          5.1
Risk-based                  13.9          8.0          5.9

     There can be no assurance that the Savings Bank will not be subject to additional capital requirements in the future, either as a result of regulations, guidelines and policies of general applicability or individual regulatory capital requirements which may be applied to the Savings Bank.


Liquidity

      Home Federal is required under applicable Federal regulations to maintain specified levels of "liquid" investments including United States government and Federal agency securities and other investments. Regulations currently in effect require Home Federal to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Liquidity is influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Home Federal's regulatory liquidity ratio averaged 7.7% for the month ended September 30, 1995. At September 30, 1995, Home Federal was required to maintain liquid investments amounting to $9.4 million, none of which were pledged to secure advances from the FHLB of Atlanta.

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

      At September 30, 1995, the total of approved loan origination commitments amounted to $1.1 million, exclusive of loans in process. The amount of savings certificates which are scheduled to mature during the twelve months ended September 30, 1996 is $55.3 million. Management believes that, by evaluating competitive instruments and prices in its market area, it can, in most circumstances, manage and control maturing deposits so that a portion of such maturing deposits will be redeposited in the Savings Bank. During the nine months ended September 30, 1995, the Savings Bank experienced a $11.1 million increase in savings accounts. The Savings Bank utilized these funds to repay $8.0 million of FHLB advances during the nine months ended September 30, 1995.


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


PROPOSED DEPOSIT INSURANCE PREMIUMS

     Deposits of the Savings Bank are currently insured by the Savings Association Insurance Fund (SAIF). Both the SAIF and the Bank Insurance Fund
(BIF), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. Members of the SAIF and BIF were paying average deposit insurance premiums of between 23 and 25 basis points. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. The Resolution Trust Corporation Completion Act authorized $8 billion in funding for the SAIF. However, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

     The FDIC has established a new assessment rate schedule of 4-31 basis points for BIF members beginning on September 30, 1995. Approximately 91% of BIF members pay the lowest assessment rate of 4 basis points. With respect to SAIF members institutions, the FDIC retained the existing assessment rate of 23-31 basis points applicable to SAIF member institutions. In announcing the new assessment rates, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Savings Bank, could be placed at a substantial disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the Administration, by members of Congress and by industry groups. The U.S. Congress is currently considering legislation which will recapitalize the SAIF, as of December 31, 1995, by a one-time charge to SAIF-insured institutions of approximately $6.6 billion, or approximately $.85 to $.90 for every $100.00 of assessable deposits, and an eventual merger of the SAIF with the BIF. Home Federal currently is unable to predict the likelihood of the legislation being passed. If the proposed assessment of $.85 to $.90 per $100.00 of assessable deposits was effected based on deposits as of September 30, 1995, as proposed, the Savings Bank's pro rata share would amount to approximately $845,000 to $894,000 after taxes, respectively.



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


                                      HOME FEDERAL CORPORATION


     November 14, 1995                BY:   /s/ Richard W. Phoebus

     Date                                       Richard W. Phoebus
                                                President and
                                                  Chief Executive Officer


     November 14, 1995                BY:   /s/ Salvatore M. Savino

     Date                                       Salvatore M. Savino
                                                Vice President and Treasurer,
                                                  Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)