Form 10KSB40
period 1995-12-31
HOME FEDERAL CORP
filed 1996-03-29
CIK 811097

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

       [X]      Annual Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

                                           or

       [ ]      Transition Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period from ____ to ____.

                     Commission File Number:  0-16463

                         HOME FEDERAL CORPORATION
               (Name of Small Business Issuer in its charter)

     Maryland                                         52-1636831
(State or other jurisdiction or                  (I.R.S. Employer
 incorporation or organization)            Identification Number)

   122-128 West Washington Street, Hagerstown, Maryland  21740
        (Address of principal executive offices)      (Zip Code)

Issuer's telephone number: (301)733-6300

Securities registered under Section 12(b) of the Act: Not Applicable

Securities registered under Section 12(g) of the Act:
                     Common Stock ($1.00 par value per share)
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes _X_    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

Issuer's revenues for the year ended December 31, 1995:  $17,966,735

As of March 15, 1996, the aggregate market value of the 2,519,010 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 218,644 shares held by all directors and officers of the Registrant as a group, was approximately $18.4 million. This figure is based on the closing price of $8.00 per share of the Registrant's Common Stock on March 13, 1996.

Number of Shares of Common Stock outstanding as of December 31, 1995:  2,519,010

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:
(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated into Part II, Items 5 - 8 of this Form 10-KSB.
(1) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 9 - 12 of this Form 10-KSB.

Transitional Small Business Issuers Format:  Yes ___   No _X_.

PART I

Item 1. Description of Business

The Corporation

     Home Federal Corporation ("HFC" or the "Corporation"), a Maryland business corporation located in Hagerstown, Maryland, is the savings and loan holding company of Home Federal Savings Bank ("Home Federal" or the "Bank"). The Corporation owns all of the outstanding common stock of the Bank, which is its primary asset. On a consolidated basis, at December 31, 1995, HFC had total assets of $214.6 million, total liabilities of $196.2 million and total stockholders' equity of $18.4 million or $7.30 per share based on 2,519,010 shares of common stock $1.00 par value per share ("Common Stock") outstanding. HFC had net income of $2.5 million for the year ended December 31, 1995.

     The Bank's principal business presently consists of attracting deposits from the general public and using these funds, together with other available funds, to originate residential real estate loans, residential construction loans and consumer loans, including automobile and property improvement loans. Home Federal's operations also include stockbrokerage, insurance and other financial services.

     The Corporation, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS"), a department of the United States ("U.S.") Treasury, and is subject to various reporting and other requirements under Federal securities laws and regulations administered by the Securities and Exchange Commission ("SEC"). Home Federal, as a federally chartered savings bank, is subject to examination and comprehensive regulation by the OTS, and by the Federal Deposit Insurance Corporation ("FDIC"). Customer deposits with the Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Home Federal is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of 12 regional banks comprising the FHLB System. Home Federal also is subject to regulations administered by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") regarding reserves required to be maintained against deposits and certain other matters.

     The Corporation's and the Bank's principal executive offices are located at 122-128 West Washington Street, Hagerstown, Maryland 21740 and their telephone number is (301) 733-6300.


Lending Activities

     Loan Portfolio Composition. Home Federal's net loan and mortgage-backed securities portfolio ("loan portfolio") totaled $184.4 million at December 31, 1995, representing approximately 85.9% of total assets at such date.

     At December 31, 1995, single-family loans amounted to $71.8 million or 39.0% of the loan portfolio, loans on single-family residential properties are primarily long-term and are either conventional (not insured or guaranteed by a federal agency) or insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The mortgage-backed securities portfolio, which amounted to $46.8 million or 25.4%, consists of Government National Mortgage Association ("GNMA") securities, Federal Home Loan Mortgage Corporation ("FHLMC") participation certificates and Federal National Mortgage Association ("FNMA") securities. GNMAs are guaranteed by the full faith and credit of the U.S. while FNMA and FHLMC securities are guaranteed by the respective quasi-governmental agency.

     Over the periods presented the aggregate loan portfolio balance declined by $40.1 million or 17.9%, as the Bank decreased its aggregate construction loans, which include commercial and land acquisition and development loans, by $27.5 million or 56.1%. Significant portions of this portfolio in the early 1990's became non-performing assets and real estate owned. See "- Nonperforming Loans, Troubled Debt Restructurings and Real Estate Owned." However, in recent years the Bank's loan portfolio has increased with major change in the Bank's single-family loans and mortgage-backed securities. During the four year period ended December 31, 1995 mortgage-backed securities increased from 3.1% of the loan portfolio as of December 31, 1991 to 25.4% of the loan portfolio as of December 31, 1995.

     The following table sets forth the composition of the Bank's loan and mortgage-backed securities portfolio by type of loan and mortgage-backed security, respectively, as of the dates indicated.

                                     December 31, 1995      December 31, 1994
                                     ------------------     ------------------
Real estate loans:                   Amount     Percent     Amount     Percent
                                     --------   -------     --------   -------
                                               (Dollars in Thousands)
  Residential:
    Single-family                    $  71,821     38.95%   $  60,970     34.53%
    Multi-family                        11,824      6.41       13,259      7.51
                                      --------   -------     --------   -------
      Total residential                 83,645     45.36       74,229     42.04
                                      --------   -------     --------   -------
  Commercial                            16,921      9.18       20,588     11.66
                                      --------   -------     --------   -------
  Construction:
    Residential                         12,683      6.88       13,999      7.93
    Commercial                             350      0.19          700      0.40
    Land acquisition and development     8,469      4.59       11,373      6.44
                                      --------   -------     --------   -------
      Total construction                21,502     11.66       26,072     14.77
                                      --------   -------     --------   -------
  Land                                   1,838      1.00        3,766      2.13
                                      --------   -------     --------   -------
      Total real estate loans          123,906     67.20      124,655     70.60
                                      --------   -------     --------   -------
Consumer loans:
    Automobile                           5,241      2.84        4,901      2.77
    Mobile home                         10,742      5.83       10,359      5.87
    Personal                             2,643      1.43        2,477      1.40
    Other                                4,426      2.40        4,339      2.46
                                      --------   -------     --------   -------
      Total consumer loans              23,052     12.50       22,076     12.50
                                      --------   -------     --------   -------
Commercial business loans                1,429      0.77        1,593      0.90
                                      --------   -------     --------   -------
Accrued interest receivable                840      0.46          813      0.46
                                      --------   -------     --------   -------
      Total loans receivable           149,227     80.93      149,137     84.46
Less:
    Loans in process                    (7,741)    (4.20)      (7,351)    (4.16)
    Allowances for possible
      loan losses                       (3,632)    (1.97)      (5,641)    (3.19)
    Deferred fee income                   (246)    (0.13)        (211)    (0.12)
    Unearned discounts                    (345)    (0.19)        (381)    (0.21)
                                      --------   -------     --------   -------
      Total loans receivable-net       137,263     74.44      135,553     76.78
                                      --------   -------     --------   -------
Mortgage-backed securities:
  GNMA                                  13,176      7.15        3,281      1.86
  FHLMC                                 13,998      7.59       16,291      9.23
  FNMA                                  19,630     10.65       21,188     12.00
                                      --------   -------     --------   -------
    Total mortgage-backed securities    46,804     25.39       40,760     23.09

Accrued interest receivable                321      0.17          277      0.16
Less - unearned discounts                   (4)    (0.00)         (33)    (0.03)
                                      --------   -------     --------   -------
    Total mortgage-backed
      securities - net                  47,121     25.56       41,004     23.22
                                      --------   -------     --------   -------
    Total loans receivable and
      mortgage-backed
      securities - net               $ 184,384    100.00%   $ 176,557    100.00%
                                      ========   =======     ========   =======

                                     December 31,  1993     December 31,  1994
                                     ------------------     ------------------
Real estate loans:                   Amount     Percent     Amount     Percent
                                     --------   -------     --------   -------
  Residential:                            (Dollars in Thousands)
    Single-family                    $  51,427     33.01%   $  58,496     32.09%
    Multi-family                        11,399      7.32       11,984      6.58
                                      --------   -------     --------   -------
      Total residential                 62,826     40.33       70,480     38.67
                                      --------   -------     --------   -------
  Commercial                            19,552     12.55       24,330     13.35
                                      --------   -------     --------   -------
  Construction:
    Residential                         15,233      9.78       13,263      7.28
    Commercial                           2,300      1.48        2,300      1.26
    Land acquisition and development    12,136      7.79       14,288      7.84
                                      --------   -------     --------   -------
      Total construction                29,669     19.05       29,851     16.38
                                      --------   -------     --------   -------
  Land                                   6,129      3.93        6,624      3.63
                                      --------   -------     --------   -------
      Total real estate loans          118,176     75.86      131,285     72.03
                                      --------   -------     --------   -------
Consumer loans:
    Automobile                           6,395      4.11        9,432      5.18
    Mobile home                          9,472      6.08        8,003      4.39
    Personal                             2,668      1.71        2,669      1.46
    Other                                4,392      2.82        5,148      2.83
                                      --------   -------     --------   -------
      Total consumer loans              22,927     14.72       25,252     13.86
                                      --------   -------      --------   -------

Commercial business loans                2,179      1.40        2,434      1.34
                                      --------   -------     --------   -------
Accrued interest receivable                777      0.50          933      0.51
                                      --------   -------     --------   -------
      Total loans receivable           144,059     92.48      159,904     87.74
Less:
    Loans in process                    (9,685)    (6.22)      (7,697)    (4.22)
    Allowances for possible loan
      losses                            (6,491)    (4.17)      (5,915)    (3.25)
    Deferred fee income                   (286)    (0.18)        (248)    (0.14)
    Unearned discounts                    (366)    (0.23)        (427)    (0.23)
                                      --------   -------     --------   -------
      Total loans receivable-net       127,231     81.68      145,617     79.90
                                      --------   -------     --------   -------
Mortgage-backed securities:
  GNMA                                     798      0.51        1,076      0.59
  FHLMC                                 10,846      6.96       14,241      7.81
  FNMA                                  16,760     10.76       21,151     11.61
                                      --------   -------     --------   -------
    Total mortgage-backed securities    28,404     18.23       36,468     20.01

Accrued interest receivable                170      0.11          231      0.12

Less - unearned discounts                  (34)    (0.02)         (61)    (0.03)
                                      --------   -------     --------   -------
    Total mortgage-backed
      securities - net                  28,540     18.32       36,638     20.10
                                      --------   -------     --------   -------
    Total loans receivable and
      mortgage-backed
      securities - net               $ 155,771    100.00%   $ 182,255    100.00%
                                      ========   =======     ========   =======
                                            December 31, 1991
                                            ------------------
Real estate loans:                           Amount    Percent
                                            --------   -------
                                          (Dollars in Thousands)
  Residential:
    Single-family                          $ 101,243     45.11%
    Multi-family                              14,060      6.27
                                            --------   -------
      Total residential                      115,303     51.38
                                            --------   -------
  Commercial                                  31,880     14.20
                                            --------   -------
  Construction:
    Residential                               18,655      8.31
    Commercial                                 2,510      1.12
    Land acquisition and development          27,839     12.40
                                            --------   -------
      Total construction                      49,004     21.83
                                            --------   -------
  Land                                         4,967      2.21
                                            --------   -------
      Total real estate loans                201,154     89.62
                                            --------   -------

Consumer loans:
    Automobile                                14,138      6.30
    Mobile home                                6,230      2.78
    Personal                                   3,190      1.42
    Other                                      7,744      3.45
                                            --------   -------
      Total consumer loans                    31,302     13.95
                                            --------   -------

Commercial business loans                      3,235      1.44
                                            --------   -------
Accrued interest receivable                    1,332      0.59
                                            --------   -------
      Total loans receivable                 237,023    105.60
Less:
    Loans in process                         (11,074)    (4.93)
    Allowances for possible loan losses       (7,669)    (3.42)
    Deferred fee income                         (537)    (0.24)
    Unearned discounts                          (268)    (0.12)
                                            --------   -------
      Total loans receivable-net             217,475     96.89
                                            --------   -------

Mortgage-backed securities:
  GNMA                                         1,448      0.64
  FHLMC                                        5,466      2.44
  FNMA                                            --        --
                                            --------   -------
    Total mortgage-backed securities           6,914      3.08

Accrued interest receivable                      104      0.05

Less - unearned discounts                        (37)    (0.02)
                                            --------   -------
    Total mortgage-backed securities - net     6,981      3.11
                                            --------   -------
    Total loans receivable and
      mortgage-backed securities - net     $ 224,456    100.00%
                                            ========   =======

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Bank's loans and mortgage-backed securities at December 31, 1995. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

                              Real Estate Loans            Consumer
              -------------------------------------------- and
                      Mortgaged-                           Commercial
              Single-   backed   Multi-  Comm-   Constuc-  Business
              family  securities family  ercial  tion      Loans     Total
              ------- ---------- ------- ------  --------- --------- -------
                                 (Dollars in Thousands)
Amounts due in:
  One year
    or less   $   527  $    --   $   418 $ 2,778    $20,592 $ 9,338  $33,653
  After one
    year
    through
    five
    years       6,137   17,445     6,946  11,841        910   4,171   47,450
  After
    five
    years      65,157   29,359     4,460   4,140         --  10,972  114,088
               ------   ------    ------  ------     ------ ------- --------
    Total<F1> $71,821  $46,804   $11,824 $18,759<F2>$21,502 $24,481 $195,191<F3>
               ======   ======    ======  ======     ======  ======  =======

<F1> Does not include adjustments relating to loans in process, allowances for possible loan losses, accrued interest, deferred fee income and unearned discounts.
<F2> Includes $1.8 million in land loans.
<F3> Of the total loans due to mature after December 31, 1996, $87.8 million have fixed-rates of interest and $73.7 million have floating or adjustable-rates of interest.

     Scheduled contractual maturities of loans and mortgage-backed securities do not necessarily reflect the actual maturities of such assets. The average maturity of loans is substantially less than their average contractual terms because of loan payments and prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     Origination, Purchase and Sale of Loans. The Bank's primary lending area is the State of Maryland, particularly Washington and Allegany Counties, and, to a lesser extent, south central Pennsylvania, northern Virginia and the eastern panhandle of West Virginia. In addition, the Bank has originated loans with significant balances secured by property located in eastern Ohio and southern New Jersey. The Bank's present policy is to emphasize the origination for portfolio of 10-15 year fixed rate residential mortgage loans and loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Bank originates both fixed-rate and adjustable-rate loans. Single-family, 30 year fixed-rate loans are originated primarily for resale in the secondary market, thereby reducing the Bank's interest rate risk. The Bank generally retains single-family adjustable-rate loans in portfolio. During 1995, 1994 and 1993, the Bank originated $18.3 million, $18.1 million and $13.4 million, respectively, of single-family residential loans which provided for periodic adjustment of interest rates which constituted 61.7%, 60.0% and 36.1%, respectively, of single-family residential originations. The Bank did not actively engage in the purchase of loans during the three year period ended December 31, 1995.

     Residential and construction loan originations are attributable to referrals from real estate brokers, builders and customers. Commercial real estate loans are obtained primarily by direct solicitation or from mortgage brokers. Consumer loan originations are attributable largely to depositors and walk-in customers who have been made aware of Home Federal's programs by advertising and through the purchase of existing consumer products.

     During 1995, 1994 and 1993, the Bank undertook various actions (which included purchasing mortgage-backed securities) in order to restructure its assets and reduce its risk-weighted assets to enhance regulatory capital. The Bank purchased $9.9 million, $22.4 million and $15.5 million of mortgage-backed securities during 1995, 1994 and 1993, respectively, which was partially funded by FHLB advances, principal repayments, loan sales and the sale of mortgage-backed securities during 1993.

     The following table shows origination, purchase and sale activity of the Bank with respect to loans and mortgage-backed securities during the periods indicated.

                                                Year Ended December 31,
                                            -------------------------------
                                             1995        1994       1993
                                            -------     -------    -------
                                                    (In Thousands)
Real estate loan originations:
  Residential:
    Single-family                          $ 29,525    $ 29,453    $ 37,225
    Multi-family                                552       3,320       2,588
    Land                                      1,201         963         578
  Commercial                                  2,420         821       1,324
  Construction:
    Residential                               9,647      10,145      10,815
    Commercial                                  100         517          --
                                            -------     -------     -------
      Total real estate loan
        originations                         43,445      45,219      52,530
Consumer                                     11,960      11,008      11,365
Commercial business                           3,628       3,239       4,728
                                            -------     -------     -------
      Total loan originations                59,033      59,466      68,623

Purchase of whole loans and participations -
  Single-family                                 100         623          --
Purchase of mortgage-backed securities        9,970      22,372      15,446
                                            -------     -------     -------
      Total originations and purchases       69,103      82,461      84,069

Less:
  Principal loan repayments                  52,872      52,565      69,928
  Sales of single-family whole loans          7,843       8,410      29,260
  Sales of commercial real estate loans         304          --          --
  Sales of mortgage-backed securities            --          --       7,716
  Unrealized loss (gain) on mortgage-backed
    securities available for sale            (2,209)      2,299         195
  Transferred to real estate owned            3,820       1,945       1,144
  Transferred from real estate owned             --          --        (231)
  Loans in process                              390      (2,634)      1,988
  Other, net                                 (1,744)       (910)        553
                                            -------     -------     -------
    Net increase (decrease)                $  7,827    $ 20,786    $(26,484)
                                            =======     =======     =======

     Loan Underwriting Policies. On all loan transactions, the Bank obtains detailed loan applications to determine the borrower's ability to repay. The more significant items on these applications generally are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan application and the property involved, including an appraisal of the property by appraisers approved by the Bank's Board of Directors, the lending decision is made in accordance with the written, non-discriminatory underwriting guidelines of the Bank.

     Federal regulations limit the amount that thrift institutions may lend to specified percentages of the value of the real property securing the loans, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). A real estate loan may not exceed 100% of the appraised value of the security property at the time of origination. With respect to home mortgage loans originated or refinanced in excess of 90% of the appraised value of the security property, that part of the unpaid principal balance that exceeds 80% of the property's appraised value must be insured or guaranteed by a mortgage insurance company approved by the FHLMC. Federal law does permit a federally chartered thrift institution to originate loans in an amount up to 5% of assets which do not otherwise conform to the above-referenced regulatory requirements. Home Federal has in the past originated loans, in certain limited circumstances, in an amount up to 95% of the property's appraised value without requiring the borrower to obtain private mortgage insurance. As of December 31, 1995, the Bank had $4.8 million or 2.3% of its assets invested in loans which did not conform to the loan-to-value regulations, of which $288,000 are nonperforming.

     It is the Bank's present policy to require borrowers to obtain title insurance policies insuring that the Bank has a valid first lien on the mortgaged residential real estate and that the property is free of encroachments not disclosed to the Bank. Borrowers must also obtain hazard insurance policies prior to closing and, when the real estate is located in a flood hazard area designated by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

     Loan Concentrations. Under federal law, the permissible amount of loans-to-one borrower may not exceed 15% of the Bank's unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1995 was approximately $3.2 million.

     As of December 31, 1995, the Bank had loans outstanding to one borrower in excess of its loans-to-one borrower limitation. However, all extensions of credit to such borrower were originated or committed to prior to the enactment of, or under the exceptions contained within current laws and regulations. At such date, loans and letters of credit in an aggregate amount of $6.4 million, including the undisbursed portion thereof, or 3.0% of the Bank's loan portfolio were outstanding to the borrower. In recent years, the Bank has refocused its lending activities on single-family residential mortgage lending and consumer lending and as a result, the Bank believes that significant loan concentration will be avoided in the future.

     Residential Real Estate Lending. Home Federal historically has been, and continues to be, an originator of single-family residential real estate loans in its primary market area. At December 31, 1995, $71.8 million or 39.0% of Home Federal's loan portfolio consisted of single-family residential loans. Of this amount, approximately $26.3 million or 36.6% of the single-family residential loan portfolio had fixed-rates of interest and $45.5 million or 63.4% had adjustable-rates of interest. In addition, at December 31, 1995, mortgage-backed securities amounted to $46.8 million or 25.4% of the Bank's loan and mortgage-backed securities portfolio.

     Fixed-rate residential loans are generally originated by Home Federal with 25- to 30-year terms, although fixed-rate loans with 10-year, 15-year and 20-year terms are also offered by the Bank. Most of the Bank's fixed-rate residential loans are originated in accordance with FHLMC terms, conditions and documentation so that such loans may be sold in the secondary market. However, the Bank has begun to originate for portfolio single-family fixed-rate loans with terms of 10 and 15 years. Substantially all of the Bank's long-term, fixed-rate residential mortgage loans have included "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     The Bank's residential real estate loans have been originated predominately in amounts up to 80% of appraised value for owner-occupied residences, although Home Federal will originate loans up to the lesser of 95% of the property's appraised value or the sales price if private mortgage insurance is obtained by the borrower.

     In addition to standard fixed-rate mortgage loans, the Bank has offered various types of adjustable rate mortgage loans ("ARMs") on which the interest rate adjusts every six months, one, three or five years based upon various indices which generally reflect market rates of interest. The ARMs presently originated by the Bank have interest rates which adjust annually based on the rates paid on U.S. Treasury securities. The amount of any increase or decrease in the interest rate is presently limited to two percentage points per annum and six percentage points over the life of the loan. The Bank's ARMs contain minimum rate provisions which limit the decrease in the interest rate on the loan to the interest rate on the date of origination. Many of the ARMs offered by the Bank contain an option to convert to a fixed-rate loan within the first 59 months of the term of the loan. The conversion interest rate is determined by the FHLMC interest rate at the time of conversion. During 1995 and 1994, $4.0 million and $4.3 million, respectively, of adjustable-rate loans converted to fixed-rate loans. As borrowers exercise their option to convert to a fixed-rate loan, the Bank generally sells the loans to the FHLMC without recourse and with servicing retained. The ARMs offered by Home Federal, as well as many other thrift institutions, generally provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. Home Federal expects to continue to emphasize ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest. Such loans, however, generally do not adjust as rapidly as changes in the Bank's cost of funds.

     Multi-family residential mortgage loans are primarily secured by multi-family rental units. The underwriting criteria used by the Bank when evaluating such loans are designed to minimize risk to the Bank. In order to evaluate a multi-family residential mortgage loan, the Bank conducts an analysis of the project's cash flow to determine if the income from the completed project will be sufficient to support the related debt and other associated costs. The Bank also considers the market value of the completed project as well as the costs to develop the project. At December 31, 1995, the Bank's multi-family residential loan portfolio amounted to $11.8 million or 6.4% of the loan portfolio. The portfolio of multi-family loans consists of 37 loans, three of which have outstanding balances over $1.0 million. All three loans were performing at December 31, 1995. The 37 loans have an average outstanding balance of $320,000.

     Multi-family residential real estate loans originated by the Bank are generally priced at prevailing market interest rates on an adjustable rate basis. These rates adjust every one, three or five years and are indexed to the U.S. Treasury securities of comparable maturities or the FHLB of Atlanta rate for comparable borrowings. Such loans include a floor and ceiling with respect to the rate of interest that may be charged. The term of such loans is generally ten years with a repayment schedule based on a 25- or 30-year amortization.

     The Bank also offers home equity loans, which are secured by equity in the borrower's residence. After taking into account first mortgage balances, the Bank will lend up to 80% of the value of owner-occupied property. The rate of interest charged is indexed to the six month U.S. Treasury Bill rate, adjusted semi-annually. The Bank charges a minimum rate of interest on such loans. Such loans are included under "single-family residential loans" and amounted to $5.9 million at December 31, 1995.

     Construction Lending. Home Federal previously provided construction loans for single-family and multi-family residential properties, including land acquisition and development loans to developers for the purchase of land and the subsequent development of such property for residential uses. The Bank has significantly curtailed its construction lending and since 1990 has discontinued speculative construction lending and lending on larger land acquisition and development projects. Total construction loans have decreased from $49.0 million or 21.8% of the loan portfolio at December 31, 1991 to $21.5 million or 11.7% of such portfolio at December 31, 1995. The Bank's construction loan originations have consisted primarily of loans to individuals to construct their own homes through a pre-approved builder. The remaining portion of loan originations consist of disbursements or extensions of non-owner-occupied construction loans originated prior to such time and, during 1993, a $1.5 million construction line of credit which was increased to $2.2 million during 1994 in connection with the sale of real estate owned. The Bank has, in the past, originated construction loans for commercial properties, including hotels and motels, small shopping centers, office buildings and warehouses. During 1995 and 1994, the Bank originated commercial construction loans totaling $100,000 and $517,000, respectively, in connection with the sale of a real estate owned properties.

     The portfolio of construction loans consists of 74 loans, four of which have outstanding balances greater than $1.0 million. These four loans have an average outstanding balance of $1.7 million. The Bank has three construction loan relationships aggregating $6.1 million (including the undisbursed portion), which is comprised of six loans, all of which were performing at December 31, 1995. At December 31, 1995, the largest construction loan amounted to $2.5 million (including the undisbursed portion) which is secured by residential and commercial property located in Maryland. For a discussion of this loan, see "- Potential Problem Assets and Other Items." At December 31, 1995, $3.8 million or 17.4% of the Bank's construction loan portfolio was nonperforming. See "- Nonperforming Loans, Troubled Debt Restructurings and Real Estate Owned."

     The Bank's construction loans to individuals are made in connection with the granting of the permanent financing on the property. Residential construction loans convert to an adjustable rate loan at the end of the one-year construction term. Advances are generally made to the borrower to cover actual construction costs. Construction loans originated by the Bank generally are for a term of 12 to 18 months, although extensions may be granted for additional consideration. Advances are generally made to the borrower to cover actual construction costs incurred and may include a reserve for paying the stated interest due on the loan. The Bank generally limits its exposure to 80% of the projected market value of the completed project. These loans typically represent 80% to 100% of actual project costs.

     Prior to making disbursements, Home Federal's processing procedures require that construction and development loans be reviewed by in-house or outside inspectors, which may include a review by independent architects or engineers doing business where the property is located. Members of senior management also make periodic visits to such projects.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Home Federal may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, Home Federal may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     The underwriting criteria used by Home Federal are designed to evaluate the risks of each construction loan. Among other things, Home Federal considers an appraisal of the project, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and review of cost estimates, plans and specifications, preconstruction sales and leasing information, current and expected economic conditions in the area of the project, cash flow projections of the borrower, and guarantees by the borrower and/or third parties with sufficient financial strength to service the debt and operating/construction expenses. In an attempt to reduce the risk inherent in construction lending, Home Federal may also require a cash reserve from the borrower or bonds securing performance of construction contracts.

     Commercial Real Estate Lending. The Bank's commercial real estate loans are generally secured by motels and hotels, office buildings, small shopping centers, warehouses and other income-producing properties. Such loans are primarily secured by properties located in Maryland. The Bank's commercial real estate loans amounted to $16.9 million at December 31, 1995 compared to $31.9 million at December 31, 1991. The Bank has significantly decreased this type of lending since 1990. Originations and purchases of such loans amounted to $2.4 million, $821,000 and $1.3 million, respectively, during 1995, 1994 and 1993. During 1995, the Bank originated two loans totaling $2.2 million in connection with the sale of real estate owned properties.

     Permanent commercial real estate loans originated for the Bank's portfolio are priced at prevailing market interest rates. These rates are adjusted generally over one or five years and are priced at net yields to the Bank over an index, which is generally the U.S. Treasury Constant Maturity Index for the period of comparable maturity. A majority of such loans are originated with either five year balloon payment requirements or are subject to renegotiation at the expiration of a five year term. Most of such loans also include a floor and ceiling with respect to the rate of interest that may be charged. The maximum term is generally not more than ten years with a repayment schedule based on not more than a 25 year amortization.

     At December 31, 1995, the commercial real estate loan portfolio consisted of $8.7 million of loans secured by office buildings, $2.9 million secured by motels or hotels, $1.4 million secured by industrial/warehouse property, $833,000 secured by medical buildings and $3.1 million secured by other commercial real estate property. As of such date, the portfolio of commercial real estate loans consisted of 53 loans, four of which have outstanding balances greater than $1.0 million. The four loans have an average outstanding balance of $1.4 million. At December 31, 1995, the largest commercial real estate loan amounted to $1.6 million which is secured by a motel in Ohio. This loan was current at December 31, 1995. At such date, $769,000 or 4.5% of the Bank's commercial real estate loan portfolio was nonperforming. See "- Nonperforming Loans, Troubled Debt Restructurings and Real Estate Owned."

     The Bank's loan-to-appraised value ratio on commercial real estate loans is generally 80% or less. Appraised values are estimated by independent, professionally designated qualified appraisers to determine that the property to be mortgaged satisfies these loan-to-value requirements. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating the security property for a commercial real estate loan, the Bank places great emphasis on the ratio of net cash flow to debt service for the security property and generally requires a net cash flow to debt service ratio of at least 115% in the first and second years, computed after deduction for a vacancy factor deemed appropriate by the Bank. Generally, the Bank requires the personal guarantee of the principal by the borrower and/or cash reserves until the project achieves the required debt service coverage for a minimum specified period.

     Commercial real estate lending entails significant additional risk as compared with residential mortgage lending. Commercial real estate lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

     Consumer Lending. The Bank has been actively originating consumer loans in recent years in order to provide a wide range of financial services to its customers and because the shorter term and normally higher interest rates on such loans help it maintain a profitable spread between its average loan yield and its cost of funds. Originations of such loans amounted to $12.0 million, $11.0 million and $11.4 million or 20.3%, 18.5% and 16.6% of total originations during 1995, 1994 and 1993, respectively. Consumer loans generally involve greater risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy and by adverse economic conditions.

     The Bank offers a variety of consumer loans at interest rates generally competitive with other financial institutions in Home Federal's market areas, including personal loans, home improvement loans, and loans that are secured by personal property, including automobiles. The Bank's automobile loans are secured by liens on new and used vehicles, generally with terms of up to five years for new cars and up to four years for used cars. In addition, the Bank makes loans secured by new and used mobile homes. Loans on new mobile homes are generally made with terms of 15 years although the Bank will extend the term to 20 years if the loan is in excess of $25,000 and is also secured by land. The term for a loan on a used mobile home is limited to ten years. The Bank has not experienced any significant payment difficulties with respect to its mobile home loans. Loans are also made to depositors in an amount equal to up to 90% of their account balances, with such borrowings secured by their deposit accounts. Such loans are made at a rate equal to 200 basis points over the account rate. On all consumer loans originated, the Bank's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payment on the proposed loans.

     Commercial Business Lending. At December 31, 1995, the Bank's commercial business loans included $1.4 million of revolving secured lines of credit, of which $979,000 was outstanding to automobile dealers for purposes of floor planning. Floor plan loans are generally made at an interest rate indexed to the prime rate of a local Maryland bank, have maximum limits established under the line for each dealer, and are secured by the dealer's inventory. Commercial business loan decisions are based on an evaluation of the borrower's ability to repay from the normal operation of the business or from the liquidation of the assets pledged to secure the loan.

     Nonperforming Loans, Troubled Debt Restructurings and Real Estate Owned. When a borrower fails to make a required loan payment on a real estate loan for 15 days, Home Federal generally will charge a late fee and send a first notice to the borrower unless the loan is less than six months old, in which case the borrower is contacted by telephone. When a borrower fails to make a required loan payment to Home Federal for 30 days on a contractual basis, the loan is classified as delinquent. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

     If the delinquency persists and is not cured through Home Federal's normal collection procedures, Home Federal will institute measures to remedy the default including restructuring the loan, accepting from the mortgagor a voluntary deed to the security property in lieu of foreclosure or commencing a foreclosure action. If a foreclosure action is instituted, and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which, in some instances, Home Federal will acquire the property.
Thereafter, such acquired property is listed in Home Federal's REO account until the property is resold. In some cases, such resales are financed by "loans to facilitate," which involve a lower down payment or a longer term than would generally be allowed by Home Federal's underwriting standards.

     When property is acquired, at the date of acquisition, it is recorded at the lower of its recorded investment or estimated fair market value and any writedown resulting therefrom is charged to the allowances for possible loan losses. Between the date a loan becomes delinquent and the date it is acquired by the Bank, all costs incurred in maintaining the Bank's interest in the property are capitalized in an amount which may not exceed the estimated fair value. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized in an amount which may not exceed the estimated fair value less the estimated disposition costs.

     In 1992, Home Federal adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP 92-3") which provided guidance on measuring value for foreclosed assets and in-substance foreclosed assets after foreclosure. The statement applies to all assets obtained through foreclosure or repossession, except for inventories, marketable equity securities and real estate previously owned by the lender under certain conditions. Under SOP 92-3, companies are required to adjust the carrying value of foreclosed assets held for sale to the lower of (i) fair value minus estimated costs to sell, or (ii) cost. In years prior to 1992, the Bank initially recorded REO at the lower of cost or estimated fair value and subsequently at the lower of (i) the initially recorded amount plus capitalized costs less accumulated depreciation or (ii) net realizable value. Under Statement of Financial Accounting Standards ("SFAS") No. 114 and 118, Home Federal is required to measure impaired loans on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Home Federal adopted SFAS No. 114 and SFAS No. 118 in 1994.

     For REO properties, the Bank obtains appraisals at the time the asset is classified as REO, or utilizes appraisals obtained within one year of such date. Such properties consist primarily of commercial real estate and residential development properties for which there is not an active market, or for which the marketplace sets prices by discounting cash flows. As such, the Bank generally valued such assets by projecting expected cash flows (which were discounted to reflect the risk of commercial real estate or residential development properties and the holding cost of the property) minus the estimated cost to sell the property. Such projections of discounted cash flows were determined as part of an independent appraisal, or by Bank personnel, updated on a quarterly basis.

     The following table sets forth information regarding nonperforming loans (net of the undisbursed portion), REO (net of related reserves), and troubled debt restructurings at the dates indicated. At the dates shown, the Bank did not have any loans 90 days or more delinquent on which it was accruing interest.

                                                 December 31,
                                -----------------------------------------------
                                1995      1994      1993      1992      1991
                                -------   -------   -------   -------   -------
                                            (Dollars in Thousands)
Nonperforming loans:
Non-accrual loans:
  Real estate loans:
    Residential                 $   602   $   499   $ 3,369   $ 8,959   $ 4,091
    Commercial                       38        38     3,129     4,074     4,874
    Construction                     --        --     3,231     2,804     8,739
  Consumer and commercial           146        88       511       775       830
                                 ------    ------    ------    ------    ------
Total non-accrual loans             786       625    10,240    16,612    18,534
                                 ------    ------    ------    ------    ------
Impaired loans:<F1>
  Real estate loans:
    Residential                     562     4,081     4,747     3,684     2,367
    Commercial                      731     4,920     1,960     2,420     3,017
    Construction                  3,712     6,292     3,521     4,229    11,230
    Consumer and commercial          --       242        --        --        --
                                 ------    ------    ------    ------    ------
Total impaired loans              5,005    15,535    10,228    10,333    16,614
                                 ------    ------    ------    ------    ------
Total nonperforming loans       $ 5,791   $16,160   $20,468   $26,945   $35,148
                                 ======    ======    ======    ======    ======
Real estate owned held for sale:
  Acquired by foreclosure:
    Residential                 $ 2,822    $  816   $   870   $   945   $ 1,323
    Commercial                    3,917     4,723     3,323     3,879     1,013
    Construction                  1,952     3,436     6,226     6,183     2,722
                                 ------    ------    ------    ------    ------
Total REO, gross                  8,691     8,975    10,419    11,007     5,058
Less:
  Allowance for losses            1,492     2,337     2,308     2,231       624
  Accumulated depreciation          124       188       133       186        65
                                 ------    ------    ------    ------    ------
Total REO, net                  $ 7,075   $ 6,450   $ 7,978   $ 8,590   $ 4,369
                                 ======    ======    ======    ======    ======
Total troubled debt
  restructurings                $    --   $    --   $    --   $ 1,502   $ 9,057
                                 ======    ======    ======    ======    ======
Total nonperforming loans,
  troubled debt restructurings
  and REO, net                  $12,866   $22,610   $28,446   $37,037   $48,574
                                 ======    ======    ======    ======    ======
Total nonperforming loans to
  total loans receivable-net<F2>   4.22%    11.92%    16.09%    18.50%    16.16%
                                  =====     =====     =====     =====     =====
Total nonperforming loans,
  troubled debt restructurings
  and REO, net, to total
  assets<F1>                       5.99%    10.95%    14.60%    17.71%    18.29%
                                  =====     =====     =====     =====     =====

<F1> SFAS No. 114 provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms (both principal and interest). Accordingly, the Bank reclassified $10.2 million, $10.3 million and $16.6 million as of December 31, 1993, 1992 and 1991 from real estate owned (in substance foreclosed) to loans receivable.
<F2> From December 31, 1991 to December 31, 1995, total assets of the
Corporation declined by $51.0 million, or 19.2%, and total loans, net declined by $80.2 million, or 36.9%. Because of such decreases, the reductions in nonperforming loans and nonperforming assets, when considered as a percent of total loans or total assets, may not be as apparent as they would have been had total assets and total loans, net remained relatively constant during such periods.

     If the nonperforming loans at December 31, 1995 had been current in accordance with their original terms for the period then ended (or from the date of origination if originated during such period), the total interest income on such loans for the year ended December 31, 1995 would have been $397,000.
Actual interest income collected and recognized on such loans totaled $166,000 which was recognized as income.

     As a result of the significant difficulties experienced by the Bank beginning in 1990, the Bank established a Special Assets Department to determine an appropriate course of action with respect to each developer and/or project. The significant additional resources employed by the Bank to resolve its problem assets has resulted in substantial additional operating expenses since 1990. During 1995 and 1994, such expenses (i.e., employee compensation and benefits, occupancy and equipment and other) amounted to $323,000 and $295,000, respectively.

     The Board of Directors has also established a Special Assets and Real Estate Owned Policy to provide a structure for dealing with the Bank's problem assets. Pursuant to that policy, detailed asset classification reports are prepared for loan relationships in excess of $500,000 and business plans are prepared for all REO and for significant nonperforming loan relationships. In addition, if the loan amount is in excess of $500,000, the Bank conducts a cash flow analysis on a quarterly basis. All asset classification reports and business plans are reviewed by a committee of senior management that includes the President, Senior Vice President, Chief Financial Officer, and Executive Vice President, Special Assets, and by a committee of the Board of Directors. These committees also meet at least monthly to discuss changes that occur.

     As a result of the foregoing actions, the Bank's total nonperforming loans, troubled debt restructurings and REO, net, has decreased from a high of $55.1 million at September 30, 1991 to $12.9 million at December 31, 1995.

     Potential Problem Assets and Other Items. The Bank had 12 loans outstanding to various borrowers with aggregate principal balances equal to $8.5 million at December 31, 1995; these loans have been slow making payments, have experienced slow sales during 1995 or have other potential weaknesses or risk characteristics that could result in future problems. In addition, at December 31, 1995, the Bank had 128 consumer loans and 52 single-family residential loans aggregating $974,000 and $1.9 million, respectively, with similar deficiencies. At December 31, 1995, the largest potential problem asset related to a $2.5 million line of credit to finance the purchase and construction of 135 townhouses in Maryland. The Bank's cash flow analysis of this property and an updated 1995 land appraisal indicates a value in excess of the loan balance. The second largest potential problem asset relationship involves two loans to one borrower with an aggregate principal balance equal to $2.3 million secured by approximately 166 acres in West Virginia of mixed use commercial and residential property, which is subdivided into a planned unit development. The Bank's cash flow analysis of this property and a 1995 appraisal indicates a value in excess of the aggregate loan balance. At December 31, 1995, the two largest potential problem assets were performing.

     Allowances for Possible Loan and Real Estate Owned Losses. For financial statement purposes, the Bank calculates its allowances for possible loan losses based upon management's evaluation of the pertinent factors underlying the types and the quality of loans, current and anticipated economic conditions, collection experience, detailed analysis of individual loans for which full collectibility may not be reasonably assured, and determination of the estimated fair value of the loan collateral and guarantees securing such loans. REO is reviewed regularly and valuation allowances are adjusted to reflect the carrying values of the property at the estimated fair value less disposition costs. The amounts the Bank could ultimately recover from the sale of REO could differ from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Bank's control. These evaluations are inherently subjective as it requires material estimates that may be susceptible to significant change.

     During the year ended December 31, 1995, the Bank recovered $349,000 and provided $479,000 to the allowances for possible loan and REO losses, respectively, compared to providing $278,000 and $339,000, respectively, for the year ended December 31, 1994. The decrease in the provision to the allowances for possible loan losses in 1995 was due to the significant decline in nonperforming loans and troubled debt restructurings from $16.2 million at December 31, 1994 to $5.8 million at December 31, 1995 and to the increase in the allowances for possible loan losses as a percent of nonperforming loans and troubled debt restructuring from 34.9% at December 31, 1994 to 62.7% at December 31, 1995. While the allowances for possible loan losses as a percent of nonperforming loans and troubled debt restructurings has increased over the four year period from December 31, 1991 to December 31, 1995 from 21.8% to 62.7%, respectively, the Bank has experienced quarterly fluctuations in such ratio due to uneven economic and market conditions which have affected the ability of certain of the Bank's largest borrowers to make payments on their loan obligations.

     Although management believes that the Bank's allowances for possible loan losses were adequate at December 31, 1995 and further believes that it uses the best information available to recognize losses on loans and to determine the fair value of REO, no assurance can be given that future significant additions to the allowances for possible loan losses or further reductions in the net carrying values may be necessary if economic conditions or other factors differ substantially from the assumptions used in making the initial determinations. Arriving at an appropriate level of allowances for possible losses on loans and REO necessarily involves a high degree of judgment. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Bank's allowances for possible loan losses and the net carrying values of REO. Such agencies may require the Bank to recognize additions to the allowances or reductions in net carrying values based on their judgments about information available to them at the time of examination. An examination of the Corporation and the Bank was initiated by the OTS in February, 1996. The OTS examination was based on financial and other information as of and for the period ended
December 31, 1995, respectively. The Bank's provision for loan losses in the future will depend on, among others, the level of nonperforming loans and market and economic conditions.

     The following tables present information concerning Home Federal's allowances for possible loan losses, allowance for losses on REO, charge-offs and recoveries during the periods presented.

                                              Year Ended December 31,
                                     ------------------------------------------
                                     1995     1994     1993     1992     1991
                                     ------   ------   ------   ------   ------
                                               (Dollars in Thousands)
Real Estate Loans:
Balance, beginning of period<F1>     $4,880   $5,575   $4,832   $6,686   $5,710
  Provision for possible loan losses   (349)     278    1,687      278    6,511
  Recoveries                            408       --      317      356        3
  Reallocation of reserves from
    consumer and commercial
    loan losses                         244       --       --       --       --
  Charge-offs:
     Construction                      (160)      --     (155)  (1,178)  (4,353)
     Commercial                        (808)    (328)     (35)  (1,188)    (703)
     Single-family                     (530)     (63)    (161)     (18)     (11)
     Multi-family                      (100)    (141)    (910)      --     (471)
     Land                              (453)    (441)      --     (104)      --
                                     ------   ------   ------   ------   ------
Balance, end of period               $3,132   $4,880   $5,575   $4,832   $6,686
                                     ======   ======   ======   ======   ======
Other Loans:
Balance, beginning of period         $  761   $  916   $1,083   $  983   $  450
  Additional provision                   --       --       --      441      715
  Reallocation of reserves to
    real estate loans                  (244)      --       --       --       --
  Recoveries - consumer loans           104       64       35       30       17
  Charge-offs - consumer loans         (121)    (219)    (202)    (371)    (199)
                                     ------   ------   ------   ------   ------
Balance, end of period               $  500   $  761   $  916   $1,083   $  983
                                     ======   ======   ======   ======   ======
Real Estate Owned:
Balance, beginning of period<F1>     $2,337   $2,308   $2,231   $  624   $  311
  Additional provision                  479      339      369    2,223    2,017
  Recoveries                              2       69      126      101      106
  Charge-offs                        (1,326)    (379)    (418)    (717)  (1,810)
                                     ------   ------   ------   ------   ------
Balance, end of period               $1,492   $2,337   $2,308   $2,231   $  624
                                     ======   ======   ======   ======   ======
Certain Ratios:
Allowances for possible loan
  losses as a percent of loans, net   2.65%    4.16%    5.10%    4.06%    3.53%
                                      ====     ====     ====     ====     ====
Allowances for possible loan losses
  as a percent of nonperforming
  loans and troubled debt
  restructurings                      62.72%   34.91%   31.71%   21.95%   21.82%
                                      =====    =====    =====    =====    =====
Charge offs to average loans
  receivable outstanding during
  the period                           1.59%    0.91%    1.07%    1.57%    2.41%
                                       ====     ====     ====     ====     ====

<F1> During 1994, the Bank adopted SFAS No. 114 and accordingly reclassified
$2.6 million, $1.1 million, $935,000 and $160,000 from allowance for loss on real estate owned held for sale to allowance for possible loan losses at December 31, 1993, 1992, 1991 and 1990.

     The following tables present the allocation of the allowances for possible loan losses at the dates indicated.

                                             December 31,
                     -----------------------------------------------------------
                           1995                 1994                 1993
                    ------------------   ------------------   ------------------
                           % of Loans           % of Loans           % of Loans
                               to                   to                   to
                    Amount Total Loans   Amount Total Loans   Amount Total Loans
                    ------ -----------   ------ -----------   ------ -----------
                                       (Dollars in Thousands)
Real estate loans:
  Residential       $  439    57.61%     $  809    52.59%     $2,162    48.13%
  Commercial         1,059    11.40       2,417    13.88       1,823    13.64
  Construction
    (including land
    acquisition and
    development)     1,634    14.49       1,654    17.58       1,590    20.71
Consumer loans         439    15.54         671    14.88         709    16.00
Commercial loans        61     0.96          90     1.07         207     1.52
                    ------   ------      ------   ------      ------   ------
                    $3,632   100.00%     $5,641   100.00%     $6,491   100.00%
                    ======   ======      ======   ======      ======   ======

                                                         December 31,
                                               ------------------------------
                                                    1992             1991
                                               -------------- ---------------
                                                       % of             % of
                                                       Loans            Loans
                                                       to               to
                                                       Total            Total
                                               Amount  Loans   Amount   Loans
                                               ------  -----   ------   ------
                                                    (Dollars in Thousands)
Residential and commercial real estate loans  $4,832    82.58%  $6,686   85.35%
Consumer and commercial business loans         1,083    17.42      983   14.65
                                              ------  ------    ------  ------
Total                                         $5,915   100.00%  $7,669  100.00%
                                              ======   ======   ======  ======

Investment Activities

     The Bank's investment securities historically have been comprised primarily of U.S. Treasury and U.S. government agency securities. The following table sets forth the carrying value of investment securities of the Bank at the dates indicated.

                                                 December 31,
                                         ----------------------------
                                          1995       1994      1993
                                         ------     ------     ------
                                                (In Thousands)
U. S. Treasury and U.S. government
  agency obligations                     $   --     $5,000     $   --
Accrued Interest                             --         64         --
                                         ------     ------     ------
    Total                                $   --     $5,064     $   --
                                         ======     ======     ======

     The decrease in the Bank's investment securities between 1995 and 1994 was from the call of U.S. government agency obligations during 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Annual Report for a discussion of the Bank's liquidity position.

Sources of Funds

     General. Savings deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to savings deposits, the Bank derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, sales of loans and mortgage-backed securities, from advances from the FHLB of Atlanta and other borrowings. Amortization and prepayments of outstanding loans and mortgage-backed securities are a relatively stable source of funds, while savings inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels. They may also be used on a longer-term basis to support expanded activities.

     Deposits. The Bank emphasizes fixed-rate certificate accounts and other types of deposits. The Bank has a number of different programs designed to attract both short-term and long-term deposits of the general public by providing a wide assortment of accounts and rates consistent with OTS regulations. These programs include regular savings, NOW (checking) accounts, Super NOW accounts, commercial (noninterest-bearing) checking accounts, money market accounts and certificates of deposit ranging in terms from seven days to five years. Included among these programs are individual retirement accounts ("IRAs"), simplified employee pension plans ("SEPs") and Keogh retirement accounts.

     The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit as of the dates indicated.

                                                    December 31,
                                      ----------------------------------------
                                             1995                 1994
                                      ------------------    ------------------
                                      Amount     Percent    Amount     Percent
                                      --------   -------    --------   -------
                                                (Dollars in Thousands)
Savings deposits                      $ 10,280      6.28%   $ 10,211      6.75%
Money market deposit accounts           29,186     17.83      31,606     20.90
Time deposits                           88,924     54.33      75,450     49.90
NOW and Super NOW accounts              35,178     21.50      33,860     22.40
Accrued interest                            95       .06          76      0.05
                                      --------    ------    --------    ------
    Total deposits at end of period   $163,663    100.00%   $151,203    100.00%
                                      ========    ======    ========    ======

     The following table presents, by various interest rate categories, the amount of certificate accounts at December 31, 1995 and 1994, and the amounts at December 31, 1995 which mature during the periods indicated.

                                             Amounts at December 31, 1995
                                                    Maturing Within
                                        ---------------------------------------
  Certificate        December 31,       One       Two       Three
   Accounts         1995      1994      Year      Years     Years    Thereafter
-----------------   -------   -------   -------   -------   -------  ----------
                                   (Dollars in Thousands)
 2.500% to  5.24%   $17,192   $55,096   $14,512   $   880   $ 1,129   $   671
 5.250% to  7.00%    66,959    18,189    38,959    18,326     2,387     7,287
 7.001% to  9.00%     4,758     2,152       925       111       701     3,021
11.001% to 13.00%        15        13        --        --        --        15
-----------------   -------   -------   -------   -------   -------   -------
Total certificate
  accounts          $88,924   $75,450   $54,396   $19,317   $ 4,217   $10,994
                    =======   =======   =======   =======   =======   =======

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                             December 31,
                       --------------------------------------------------------
                              1995               1994               1993
                       --------------------------------------------------------
                                 Average            Average            Average
                       Average    Rate    Average    Rate    Average     Rate
                       Balance    Paid    Balance    Paid    Balance     Paid
                       --------   -----   --------   -----   --------    -----
                                      (Dollars in Thousands)
Savings deposits       $ 10,190    2.96%  $ 10,937   3.00%   $ 11,092    3.18%
NOW and Super NOW
  accounts               33,662    1.88     32,462   1.99      29,520    2.16
Money market deposit
  accounts               29,226    3.22     32,694   3.15      29,976    3.31
Time deposits            85,154    5.61     72,854   4.39      78,460    4.61
Accrued interest            109      --         84     --          85      --
                       --------    ----   --------   ----    --------    ----
    Total deposits     $158,341    4.20%  $149,031   3.49%   $149,133    3.76%
                       ========    ====   ========   ====    ========    ====

     The following table presents certain information concerning the Bank's deposit accounts at December 31, 1995 and the scheduled quarterly maturities of its certificate accounts.

                                                                  Weighted
                                               Percentage of      Average
                                   Amount      Total Deposits   Nominal Rate
                                  --------     --------------   ------------
                               (In Thousands)
Savings deposits                  $ 10,280           6.28%          2.95%
NOW and Super NOW accounts          35,178          21.50           1.77
Money market deposit accounts       29,186          17.83           3.17
                                  --------          -----
Total                               74,644          45.61           2.48
                                  --------          -----
Certificate accounts maturing
  by quarter:
    March 31, 1996                  17,234          10.53           5.51
    June 30, 1996                   12,707           7.76           5.68
    September 30, 1996              13,223           8.08           5.75
    December 31, 1996               11,232           6.86           5.56
    March 31, 1997                   6,322           3.86           6.08
    June 30, 1997                    5,807           3.55           6.00
    September 30, 1997               3,618           2.21           5.87
    December 31, 1997                3,570           2.18           5.67
    March 31, 1998                   1,847           1.13           6.50
    June 30, 1998                      933           0.57           5.91
    September 30, 1998                 781           0.48           5.52
    December 31, 1998                  656           0.40           5.25
    Thereafter                      10,994           6.72           6.52
                                   -------          -----           ----
      Total certificate accounts    88,924          54.33           5.82
                                   -------          -----           ----
     Accrued interest                   95            .06             --
                                   -------         ------           ----
      Total deposits              $163,663         100.00%          4.29%
                                  ========         ======           ====

     Certificates maturing within one year consist primarily of six month and one and two year certificates. The Bank believes that by competitively pricing certificates, deposit levels deemed appropriate by management can be achieved on a continuing basis.

     The following table sets forth the net savings flows of the Bank during the periods indicated.

                                               Year Ended December 31,
                                        ----------------------------------
                                        1995         1994          1993
                                        --------     --------     --------
                                                  (In Thousands)
Increase (Decrease) before
  interest credited                     $  6,749     $ (1,852)    $ (5,785)
Interest credited                          5,711        4,658        5,413
                                        --------     --------     --------
Net savings increase (decrease)         $ 12,460     $  2,806     $   (372)
                                        ========     ========     ========

     During 1995, the Bank experienced an increase in savings before interest credited of $6.7 million. Such increase was due to the public's acceptance of the Bank's checking account programs and its varied certificate of deposit programs, the general economic conditions and the competitive rates offered by the Bank on its deposits.

     As of December 31, 1995, time certificates of deposit in amounts of $100,000 or more in the Bank amounted to $5.0 million. The following table sets forth the distribution of time deposits of $100,000 or more in the Bank at December 31, 1995 by time remaining to maturity.

                                               Amounts in Thousands
                                               --------------------
     Three months or less                          $1,539
     Over three months through six months             810
     Over six months through 12 months              2,181
     Over 12 months                                   438
                                                   ------
                                                   $4,968
                                                   ======

     Borrowings. Home Federal obtains advances from the FHLB of Atlanta upon the security of its capital stock in the FHLB of Atlanta, certain of its mortgage loans and mortgage-backed securities, provided certain standards related to credit worthiness have been met. See "Regulation -Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB assessment of the Bank's creditworthiness. At December 31, 1995, Home Federal had FHLB advances totaling $30.2 million at a weighted average interest rate of 6.3%, with maturities of $17.7 million in 1996, $5.7 million in 1997, $728,000 in 1998, $1.7 million in 1999, $728,000 in 2000, $1.7 million in 2001 and $1.6 million thereafter. Accrued interest payable amounted to $157,000 on FHLB advances at December 31, 1995.

     The Bank has in the past also obtained funds from sales of securities to institutional investors under agreements to repurchase, or institutional repurchase agreements, which are considered borrowings secured by the securities sold. The advantage of institutional repurchase agreements derives from the relatively low cost of this source of funds. The principal disadvantage of this type of borrowing is the potential risk of the lender defaulting at the maturity of the agreement and not returning the collateral. In order to minimize this potential risk, the Bank only deals with large, established investment brokerage firms when entering into these transactions. At December 31, 1995, the Bank did not have any securities sold under agreements to repurchase. The Bank has not engaged in reverse repurchase transactions since 1990.

     The following table sets forth certain information regarding the borrowings of the Bank as of the dates indicated.

                                          Year Ended December 31,
                                     -------------------------------
                                     1995        1994        1993
                                     -------     -------     -------
                                              (In Thousands)
Advances from FHLB of Atlanta        $30,157     $38,184     $27,637
Other borrowings                          --          --          92
                                     -------     -------     -------
  Total borrowings                   $30,157     $38,184     $27,729
                                     =======     =======     =======

     The following table presents certain information regarding short-term borrowings of the Bank for the periods indicated.

                                                  Year Ended December 31,
                                            1995      1994      1993
                                            -------   -------   -------
                                                   (In Thousands)
Securities sold under agreements to
  repurchase and other borrowings
    Average balance outstanding             $    --   $     7   $   283
    Maximum amount outstanding at any
      month-end during the period                --        92       430
    Weighted average interest rate
      during the period <F1>                     --%      7.7%      9.5%
    Amount outstanding at end of period                    --        92
    Weighted average rate at end of period       --%       --%      8.5%

Short-term FHLB advances
  Average balance outstanding               $26,686   $22,833   $18,544
  Maximum amount outstanding at any
    month-end during the period              32,500    33,000    23,170
  Weighted average interest rate
    during the period                           6.3%      5.7%      5.1%
  Amount outstanding at end of period       $17,728   $33,000   $19,500
  Weighted average rate at end of period        6.5%      6.1%      5.5%

<F1>  Weighted average interest rate calculated by monthly average.

Subsidiaries

     At December 31, 1995, the Bank was authorized to have a maximum investment of approximately $4.3 million in its subsidiaries, exclusive of an ability to invest 1% of assets for community or inner-city purposes and an ability to make conforming loans. As of such date, the Bank had aggregate investments in its service corporation subsidiaries of $256,000 in stock, $622,000 in advances and ($1.6) million in undistributed earnings. The Bank did not have any conforming loans outstanding to its subsidiary service corporations at December 31, 1995.

     The Bank has four wholly-owned service corporation subsidiaries, Home Appraisals, Inc. ("HAI"), Family Home Insurance Agency, Inc. ("FHI"), Maryland General Insurance Agency, Inc. and Ronald Harris Parker Associates, Inc. ("RHP"), all of which are incorporated in the State of Maryland. The Bank has two other subsidiaries, described herein, which were formed to obtain title to a real estate project.

     HAI is a corporation which previously performed property appraisals and currently operates as a stockbrokerage company. HAI has a wholly-owned subsidiary, T.J.W. Associates, Inc. ("TJW"), which is a real estate investment company. TJW is presently inactive.

     FHI and Maryland General Insurance Agency Inc. ("MGI") are Maryland-licensed general insurance agencies. MGI in 1993 sold its commercial line and recorded a gain on sale of $63,000. In addition, FHI and RHP hold title to foreclosed real estate properties. The Bank also formed two additional subsidiaries, RLC Associates, Inc. and CLC Associates, Inc. in 1988 in order to obtain title to a real estate project in Pennsylvania. The project is presently a 28 acre commercial site with a recorded investment of $1.3 million at December 31, 1995. In addition, RLC Associates, Inc. was utilized to take title to an office building that the Bank had foreclosed upon in 1991.

Employees

     At December 31, 1995, the Corporation had four executive officers, none of whom were paid salaries. At December 31, 1995, the Bank and its subsidiaries had 113 full-time employees, including its executive officers, as well as 28 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank has enjoyed harmonious relations with its personnel.

                                    REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Corporation and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Corporation

     Federal Regulation-General. The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Corporation was required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

     Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- Regulation of the Bank -Qualified Thrift Lender Test."

     If the Corporation were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Corporation and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association;
(iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Federal Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans by savings associations to executive officers, directors and principal stockholders of the Corporation and the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association or the company that controls the savings association, and certain affiliated interests of such insiders, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1995, the Bank was in compliance with the above restrictions.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987, (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"), or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

     The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may also merge or consolidate the assets and liabilities of a savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. Federal savings associations may also now acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.


Regulation of the Bank

     General. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

     The OTS' enforcement authority over all savings associations includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

     Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     Both the SAIF and BIF are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is no expected to be recapitalized until 2002 at the earliest. Legislation has authorized $8 billion for the SAIF; however, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

     The FDIC has established a new assessment rate schedule of 4-31 basis points for BIF members which began on September 30, 1995. Under that schedule, a substantial majority of members are now paying the lowest assessment rate of 4 basis points, while the existing assessment rate of 23-31 basis points applicable to SAIF member institutions, described below, has been retained.

     Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Bank for 1995 was .26% (per annum) of insured deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

     Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had $286,000 in goodwill and no other intangible assets at December 31, 1995. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

     In August 1995, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the OTS will consider results of supervisory and interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

     The following table sets forth a reconciliation between the Bank's stockholder's equity and each of its three capital requirements at December 31, 1995.

                                           Tangible     Core        Risk-Based
                                           Capital      Capital     Capital<F1>
                                           --------     -------     ----------
                                                (Dollars in Thousands)
Total stockholder's equity                 $18,160      $18,160      $18,160

Plus unrealized loss on mortgage-backed
  securities available for sale, net           175          175          175

Minus nonallowable assets:
  Intangible assets                            286          286          286
  Deferred tax assets                           --           --           --
  Equity investments                            --           --           --

Plus general valuation allowances               --           --        1,679
                                           -------      -------      -------
Total regulatory capital                   $18,049      $18,049      $19,728
Minimum required capital                     3,207        6,413        9,120
                                           -------      -------      -------
Excess regulatory capital                  $14,842      $11,636      $10,608
                                           =======      =======      =======

Regulatory capital as a percentage<F1>        8.44%        8.44%       14.88%

Minimum capital required as a percentage<F1>  1.50         3.00         8.00

Excess regulatory capital as a                ----         ----         ----
  percentage in excess of requirement         6.94%        5.44%        6.88%
                                              ====         ====         ====

<F1> Tangible and core capital are computed as a percentage of adjusted total assets of $213.8 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $132.6 million.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements. For information concerning the Bank's compliance with the foregoing requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the Annual Report.

     QTL Test. The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1995, the Bank maintained 85.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitations on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's latest quarterly thrift financial report. The assessment paid by the Bank for the years ended December 31, 1995 and 1994, totaled $74,000 and $87,000, respectively.

     Branching. Under OTS regulations, federally chartered savings associations are permitted to branch nationwide to the extent allowed by federal statute. This permits federal savings associations with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent federal examination by the OTS.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDIA, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the director, the FDIC has authority to take such action under certain circumstances.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1995, the Bank's advances from the FHLB of Atlanta amounted to $30.2 million or 14.1% of its total assets.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At December 31, 1995, the Bank had $1.5 million in FHLB stock, which was in compliance with this requirement.

     As a result of Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1995, dividends paid by the FHLB of Atlanta to the Bank totaled $122,000.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1995, the Bank was in compliance with such requirements.

     The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an association's earning assets. The amount of funds necessary to satisfy this requirement has not had a material affect on the Bank's operations.

     Miscellaneous. In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, recent legislation requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. Recent legislation also restricts the activities of state-chartered insured banks; amends various consumer banking laws; limits the ability of "undercapitalized banks" to borrow from the Federal Reserve Board's discount window; and requires regulators to perform annual on-site bank examinations and set standards for real estate lending.


                                     TAXATION

Federal Taxation

     General. The Corporation and the Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended ("Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of Federal taxation is intended only to summarize certain pertinent income tax matters and is not a comprehensive description of the tax rules applicable to the Corporation and the Bank.

     Method of Accounting. The Corporation and the Bank maintain their books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount can be determined with reasonable accuracy and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

     Bad Debt Reserves. Savings institutions, such as Home Federal, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans are separated into "qualifying real property loans" (generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to nonqualifying loans must be computed under the experience method as described below, while a deduction with respect to qualifying loans may be computed using a percentage based on actual loss experience, or a percentage of taxable income. Additions to the reserve for losses on nonqualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the Bank's annual bad debt deduction.

     Under the experience method, the deductible annual addition to Home Federal's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (b) the lower of (i) the balance of the reserve account at December 31, 1987 (the "base year"), or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Under the percentage of taxable income method, for taxable years beginning on or after January 1, 1987, the portion of taxable income that may be deducted as an addition to a reserve for bad debts under the percentage of taxable income method is 8%. Any savings institution at least 60% of whose assets are qualifying assets, as defined in the Code, is eligible for the full 8% of taxable income deduction. As of December 31, 1995, at least 60% of the Bank's assets were "qualifying assets" as defined in the Code, and the Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Bank may be required to restore some portion of its bad debt reserve to taxable income in the future.

     Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which when added to the addition to the reserve for loan losses on nonqualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

     Home Federal had generally used the percentage of taxable income method with respect to qualifying real property loans. However, it used the experience method in 1990 through 1994 and it is anticipated that the Bank will use the experience method in the 1995 tax return. In future years, the Bank intends to utilize whatever available method provides the maximum tax benefits. At December 31, 1995, the federal income tax reserves of the Bank included $7.1 million for which no federal income tax has been provided.

     Distributions. If the Bank distributes cash or property to its stockholder, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "nondividend distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a nondividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent that such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of adjusted current earnings as defined in the Code, over AMTI (determined without regard to this preference and prior to reduction by net operating losses).

     Corporate Dividends-Received Deduction. The Corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

     Other Matters. The Corporation and the Bank file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. Any income of the Corporation would not be subject to the bad debt deduction allowed the Bank, whether or not consolidated tax returns are filed. However, any losses of the Corporation, its subsidiaries or the Bank's subsidiaries included in consolidated tax returns may reduce the bad debt deduction allowed the Bank if a deduction is claimed under the percentage of taxable income method.

State Taxation

     As a Maryland Corporation, the Corporation is subject to Maryland corporate income tax at a rate of 7%.
     Home Federal is subject to a Maryland annual franchise tax computed at a rate of 7% of its net earnings allocated to Maryland. For the purpose of the 7% franchise tax, net earnings are defined as the net income of Home Federal as determined for state corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland, and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions.


Item 2.  Description of Property.

     The following table presents property owned and leased by the Corporation, the Bank and the Bank's subsidiaries.

                                                  Net Book Value at
Location                                          December 31, 1995
--------                                          -----------------
Home Federal Corporation                             $       --
122-128 West Washington Street
Hagerstown, MD  21740

Home Federal Savings Bank:

Main Office:<F1>
  122-128 West Washington Street
  Hagerstown, MD  21740                               1,883,371

Virginia Avenue Branch:
  17708 Virginia Avenue
  Hagerstown, MD  21740                                 752,248

Pennsylvania Avenue Branch:
  1413 Pennsylvania Avenue
  Hagerstown, MD  21742                                 274,811

Dual Highway Branch:
  1700 Dual Highway
  Hagerstown, MD  21740                                 645,500

Hancock Branch<F2>:
  333 East Main Street
  Hancock, MD  21750                                    450,276

County Market Branch<F3>:
  835 Hill Crest Road
  Hagerstown, MD  21742                                  47,786

Allegany County Locations:
  County Market Branch<F4>
  1230 National Highway
  LaVale, MD  21502                                      46,180

  Loan Center<F5>
  8 East Main Street
  Frostburg, MD  21532                                    7,328
                                                     ----------
                                                     $4,107,500
                                                     ==========

<F1> The Bank has three lease agreements for automated teller space.
<F2> The Bank leases the land on which the office is located. The present lease term expires on April 30, 1997 with an option to extend the lease for two additional five year periods.
<F3> The Bank leases the premises. The present lease expires on December 31,
1997 with an option to extend the lease for an additional five year term.
<F4> The Bank leases the premises. The present lease expires on April 15, 1999 with an option to extend the lease for an additional five year term.
<F5> The Bank leases the Frostburg Loan Center. The present lease expires on
April 30, 1997.

Item 3.  Legal Proceedings.

     The Corporation and its subsidiaries are not involved in any pending legal proceedings other than routine, nonmaterial legal proceedings occurring in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

     The information required herein is incorporated by reference from page 33 of the Corporation's Annual Report to Stockholders which is filed herewith as
Exhibit 13 ("1995 Annual Report").


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The information required herein is incorporated by reference from page 6 of the 1995 Annual Report.


Item 7.  Financial Statements.

     The information required herein is incorporated by reference from page 5 and pages 13 to 32 of the 1995 Annual Report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     The information required herein is incorporated by reference from the definitive proxy statement of the Corporation filed with the SEC within 120 days of the Corporation's year end ("definitive proxy statement").


Item 10.  Executive Compensation.

     The information required herein is incorporated by reference from the definitive proxy statement.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required herein is incorporated by reference from the definitive proxy statement.


Item 12.  Certain Relationships and Related Transactions.

     The information required herein is incorporated by reference from the definitive proxy statement.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Documents Filed as Part of this Report

          (1) The following financial statements are incorporated by reference from Item 7 hereof:

               Independent Auditor's Report

               Consolidated Statements of Financial Condition as of December 31, 1995 and 1994

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

          (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3) The following exhibits are filed as part of the Form 10-K and this list includes the Exhibit Index.

  No.                            Exhibits                              Page
 3(i)      Certificate of Incorporation                                   *
 3(ii)     Bylaws                                                         *
 4         Specimen of Stock Certificate                                  *
10.1(a)    Key Employee Stock Compensation Program                       **
10.1(b)    1988 Stock Option and Stock Appreciation Rights Plan         ***
10.2(a)    Employment Agreement between Home Federal Corporation
             and Richard W. Phoebus, Sr.                               E-1
10.2(b)    Employment Agreement between Home Federal Savings Bank
             and Richard W. Phoebus, Sr.                               E-12
10.2(c)    Employment Agreement between Home Federal Corporation
             and Salvatore M. Savino                                   E-24
10.2(d)    Employment Agreement between Home Federal Savings Bank
             and Salvatore M. Savino                                   E-36
10.2(e)    Employment Agreement between Home Federal Corporation
             and Steven G. Hull                                        ****
10.2(f)    Employment Agreement between Home Federal Savings Bank
             and Steven G. Hull                                        ****
10.2(g)    Employment Agreement between Home Federal Savings Bank
             and Celia S. Ausherman                                    ****
10.2(h)    Employment Agreement between Home Federal Savings Bank
             and Celia S. Ausherman                                    ****
10.2(i)    Consulting Agreement between Home Federal Savings Bank
             and William H. Gelbach, Jr.                              *****
13         1995 Annual Report to Stockholders                          E-48
21         Subsidiaries -- Reference is made to Item 1,
             "Business - Subsidiaries" for the required information
23         Consent of Independent Auditor                              E-82


* Exhibit is incorporated herein by reference from the Registrant's Form 8-B Registration Statement filed with the SEC on August 1, 1989.
**    Exhibit is incorporated herein by reference from the Registrant's Form 8-B
        Registration Statement filed with the SEC on December 31, 1987.
***   Exhibit is incorporated herein by reference from the Registrant's definitive proxy statement for its 1988 Annual Meeting of Stockholders, dated March 30, 1988, filed with the SEC on March 30, 1988.
****  Employment agreements for Mr. Hull and Ms. Ausherman are similar to that of Mr. Savino.
***** Exhibit is incorporated herein by reference from the Registrant's Form S-1
        Registration Statement, Registration No. 33-22768, filed with the SEC on June 24, 1988.

     (b)  Reports on Form 8-K.           Not applicable.

     (c)  See (a)(3) above for all exhibits filed herewith and the Exhibit
          Index.

     (d) There are no other financial statements and financial statement schedules which are excluded from the Annual Report to Stockholders which are required to be included herein.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOME FEDERAL CORPORATION

March 28, 1996                     By:  /s/Richard W. Phoebus, Sr.
Date                                      Richard W. Phoebus, Sr.
                                          President and Chief
                                          Executive Officer

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Benjamin F. Kunkleman                           March 28, 1996
  Benjamin F. Kunkleman, Chairman of the Board     Date

/s/Richard W. Phoebus, Sr.                         March 28, 1996
Richard W. Phoebus, Sr., President and             Date
  Chief Executive Officer, Director

/s/Salvatore M. Savino                             March 28, 1996
  Salvatore M. Savino, Vice President and          Date
  Treasurer, Chief Financial Officer, Director
  (principal accounting and financial officer)

/s/Howard B. Bowen                                 March 28, 1996
  Howard B. Bowen, Director                        Date

/s/William H. Gelbach, Jr.                         March 28, 1996
  William H. Gelbach, Jr., Director                Date

/s/Lois S. Harrison                                March 28, 1996
  Lois S. Harrison, Director                       Date

/s/John J. McElwee, Jr.                            March 28, 1996
  John J. McElwee, Jr., Director                   Date

/s/J. Franklin Shank                               March 28, 1996
  J. Franklin Shank, Director                      Date

/s/Ronald Z. Sulchek                               March 28, 1996
  Ronald Z. Sulchek, Director                      Date