Form 10QSB
period 1996-03-31
HOME FEDERAL CORP
filed 1996-05-03
CIK 811097

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

                        YES [X]               NO [ ]

                Number of Shares of Common Stock Outstanding
                  as of April 30, 1996:  2,519,010 Shares

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements

           Report on Review by Independent Certified Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Financial Condition as of
             March 31, 1996 (Unaudited) and December 31, 1995 . . . . . . 4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31, 1996
             (Unaudited) and the Year Ended December 31, 1995 . . . . . . 5

           Consolidated Statements of Operation for the Three
             Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . 6

           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . 8

           Notes to Consolidated Financial Statements (Unaudited) . . . .10

  Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            Months Ended March 31, 1996 . . . . . . . . . . . . . . . . .15

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

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .21

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .21

                        INDEPENDENT ACCOUNTANT'S REPORT




The Board of Directors
Home Federal Corporation

      We have reviewed the accompanying consolidated statement of financial condition of Home Federal Corporation and Subsidiaries (Corporation) as of March 31, 1996 and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 1996 and the consolidated statements of operation for the three months ended March 31, 1996 and 1995 and consolidated statements of cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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








                                     /s/ Smith Elliott Kearns & Company

                                     SMITH ELLIOTT KEARNS & COMPANY



Hagerstown, Maryland
May 2, 1996

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  March 31,      December 31,
                                                    1996             1995
                                                ------------     ------------
                                                (Unaudited)
ASSETS
Cash                                            $ 6,019,585      $  5,083,293
Short-term interest-bearing deposits              4,138,640         7,343,565
Federal funds sold                                   29,701            28,449
Investment securities (approximate market
  value of $1,000,729 in 1996)                    1,000,729                --
Mortgage-backed securities available for sale
  (at approximate market value)                   7,523,157        17,373,035
Mortgage-backed securities (approximate market
  value of $42,331,449 in 1996, and $29,979,853
  in 1995)                                       42,827,308        29,748,031
Loans receivable, net                           138,318,892       137,262,694
Real estate owned held for sale, net              5,316,474         7,075,233
Federal Home Loan Bank of Atlanta stock           1,450,000         1,500,000
Office properties and equipment, net              4,156,462         4,107,500
Prepaid expenses and other assets                 4,229,905         3,382,948
Deferred tax assets, net                          1,673,000         1,710,000
                                                ------------     ------------
     TOTAL ASSETS                              $216,683,853      $214,614,748
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Savings accounts                                $167,989,191     $163,663,302
Advances from the Federal Home Loan Bank
  of Atlanta                                      27,131,569       30,156,927
Advances by borrowers for taxes and insurance        855,650          581,437
Other liabilities                                  2,034,617        1,831,180
                                                ------------     ------------
    TOTAL LIABILITIES                           $198,011,027     $196,232,846
                                                ------------     ------------
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, authorized
  5,000,000 shares (None issued)                $          -     $          -
Common stock, $1.00 par value, authorized
  10,000,000 shares, issued and outstanding
  2,519,010 shares in 1996 and 1995                2,519,010        2,519,010
Additional paid-in capital                         7,903,106        7,903,106
Unrealized loss on mortgage-backed securities
  available for sale, net                           (168,618)        (175,378)
Retained income-substantially restricted           8,419,328        8,135,164
                                                ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                  $ 18,672,826     $ 18,381,902
                                                ------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $216,683,853     $214,614,748
                                                ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Unrealized    Retained
                                         Gain(Loss)on  Income-     Total
                            Additional   Securities    Substant-   Stock-
                Common      Paid-in      Available     ially       holders
                Stock       Capital      for Sale,net  Restricted  Equity
                ----------  ----------   ------------  ----------  -----------
Balance,
  December 31,
  1994          $2,519,010  $7,903,106   $(1,531,298)  $5,808,807  $14,699,625

 Unrealized
   gain on
   mortgaged-
   backed
   securities
   available
   for sale, net                           1,355,920                 1,355,920
 Dividends paid
   and declared                                          (201,521)    (201,521)
 Net Income,
   1995                                                 2,527,878    2,527,878
                ----------  ----------     ---------   ----------  -----------
Balance December
 31, 1995       $2,519,010 $ 7,903,106     $(175,378) $ 8,135,164 $ 18,381,902
Unrealized gain
 on mortgaged-
 backed
 securities                                    6,760                     6,760
Dividends paid
   and declared                                          (100,760)    (100,760)
 Net Income,
   1996                                                   384,924      384,924
                ----------  ----------     ---------   ----------  -----------
Balance, March
  31, 1996
  (Unaudited)   $2,519,010  $7,903,106     $(168,618)  $8,419,328  $18,672,826
                ==========  ==========     =========   ==========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                 1996         1995
                                                 ----         ----

INTEREST INCOME
 Interest on loans receivable                    $3,171,023   $3,075,515
 Interest on mortgage-backed securities             735,199      610,064
 Interest or dividends on investment securities      27,708      123,838
 Other interest income                              118,954       48,449
                                                 -----------  -----------
    Total Interest Income                        $4,052,884   $3,857,866
                                                 -----------  -----------
INTEREST EXPENSE
 Interest on savings                             $1,724,369   $1,477,126
 Interest on advances from the Federal Home
  Loan Bank of Atlanta                              462,467      575,352
                                                 -----------  -----------
    Total Interest Expense                       $2,186,836   $2,052,478
                                                 -----------  -----------
    NET INTEREST INCOME                          $1,866,048   $1,805,388
PROVISION FOR POSSIBLE LOAN LOSSES                       --           --
                                                 -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
 POSSIBLE LOAN LOSSES                            $1,866,048   $1,805,388
                                                 -----------  -----------
OTHER INCOME
 Loan fees                                       $  110,822   $   96,282
 Gains on sales of mortgage loans                    64,076        4,077
 Other                                              491,033      320,171
                                                 -----------  -----------
    Total Other Income                           $  665,931   $  420,530
                                                 -----------  -----------
OTHER EXPENSES
 Employee compensation and benefits              $  919,564   $  821,540
 Occupancy and equipment                            411,587      393,343
 Advertising and promotion                           66,350       60,300
 Provision for losses on real estate owned
  held for sale                                          --      130,000
 Federal insurance premiums                         104,243      107,828
 Other                                              372,311      335,680
                                                 -----------  -----------
    Total Other Expenses                         $1,874,055   $1,848,691
                                                 -----------  -----------
    INCOME BEFORE INCOME TAXES                   $  657,924   $  377,227
PROVISION FOR (BENEFIT FROM) INCOME TAXES           273,000       (3,800)
                                                 -----------  -----------
    NET INCOME                                   $  384,924   $  381,027
                                                 ===========  ===========
 EARNINGS PER SHARE                              $     0.15         0.15
                                                 ===========  ===========
 DIVIDENDS PER SHARE                             $     0.04   $     0.00
                                                 ===========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 HOME FEDERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                   1996           1995
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $    384,924   $   381,027
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                        167,836       156,920
    Provision for losses on real estate
      owned held for sale                                    --       130,000
    Amortization of intangible assets                    29,585        29,585
    (Increase) in prepaids and other assets            (368,513)     (488,914)
    Deferred tax provision                               33,500      (154,000)
    Origination of loans receivable originated
      for sale                                         (664,300)           --
    Proceeds from sale of loans receivable
      originated for sale                             1,174,947        40,000
    Increase (decrease) in other liabilities            203,437        (1,397)
    Increase in deferred fee income and unearned
      discounts on loans receivable                         535        96,201
    Gains on sales of mortgage loans                    (64,076)       (4,077)
    Other, net                                           52,444       119,860
                                                   ------------   ------------
      Net cash provided by operating activities    $    950,319   $   305,205
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from redemption of Federal Home
      Loan Bank stock                              $     50,000   $   300,000
    Purchase of Federal Home Loan Bank stock                 --      (100,000)
    Purchase of investment securities                (1,000,000)           --
    Net (increase) in loans receivable               (1,542,636)   (3,441,274)
    Principal collections from mortgage-backed
      securities available for sale                   1,713,978       927,667
    Purchase of mortgage-backed securities
      held to maturity                              (14,035,915)           --
    Principal collections from mortgage-backed
      securities held to maturity                     1,015,950       370,910
    Proceeds from sale of mortgage-backed
      securities held for sale                        8,009,069            --
    Proceeds from sale of real estate owned held
      for sale                                        1,494,060       401,908
    Net (increase) in real estate owned held
      for sale                                         (206,751)     (281,861)
    Purchase of office property and equipment          (214,797)     (182,178)
                                                   ------------   ------------
      Net cash (used in) investing activities      $ (4,717,042)  $(2,004,828)
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in savings accounts               $  4,325,889   $ 6,147,155
    Payments at maturity of other FHLB advances      (6,000,000)  (25,000,000)
    Proceeds from other FHLB advances                 3,000,000    20,000,000
    Net increase in advances for taxes and
      insurance                                         274,213       311,219
    Payment of dividends                               (100,760)           --
                                                   ------------   ------------
      Net cash provided by financing activities    $  1,499,342   $ 1,458,374
                                                   ------------   ------------
      Net (decrease) in cash and cash equivalents  $ (2,267,381)  $  (241,249)
Beginning cash and cash equivalents                  12,455,307     7,953,244
                                                   ------------   ------------
Ending cash and cash equivalents                   $ 10,187,926   $ 7,711,995
                                                   ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                       $  2,221,109   $ 2,062,662
    Income taxes                                   $    141,240   $    17,150
  Net proceeds due from sale of properties
    securing impaired loans                        $    508,782   $        --
  Loans originated on sale of real estate
    owned held for sale                            $    469,450   $   550,000
  Net transfer to real estate owned held for
    sale from loans receivable                     $         --   $ 1,943,643
  Unrealized (gain) on mortgage-backed
    securities available for sale, net             $     (6,760)  $  (633,686)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

     In the opinion of Home Federal Corporation (Home Federal or the Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Home Federal's financial condition as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. These financial statements should be read in conjunction with the consolidated financial statements and the notes included in Home Federal's Annual Report for the year ended December 31, 1995.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the fair value method. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Home Federal elected to continue to measure compensation cost using APB No. 25, therefore, SFAS No. 123 will only require certain disclosures in Home Federal's consolidated financial statements.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Accordingly, Home Federal will recognize as assets all rights to service loans for others for loans originated after January 1, 1996 and will amortize these assets in proportion to and over the period of estimated net servicing income. These capitalized servicing rights must also be evaluated for impairment based on the fair value of those rights. Home Federal adopted SFAS No. 122 as of January 1, 1996. The amount of capitalized originated mortgage servicing rights was immaterial at March 31, 1996.


NOTE B - Proposed Merger

     On April 2, 1996, Home Federal entered into a Plan and Agreement to Merge ("Acquisition Agreement") with F&M Bancorp, Frederick, Maryland, a Maryland corporation and bank holding company ("F&M"), which provides for the acquisition of Home Federal by F&M.

     Under the terms of the Acquisition Agreement, Home Federal will merge with and into F&M (the "Merger"), with F&M to be the surviving corporation. Pursuant to the Acquisition Agreement, upon the effective date of the Merger ("Effective Date"), each outstanding share of common stock of Home Federal, par value $1.00 per share ("Home Federal Stock"), will be converted into the right to receive shares of common stock, par value $5.00 per share, of F&M ("F&M Stock"), in an amount equal to 165% of Home Federal's book value (calculated as specified in the Acquisition Agreement) as determined as of the end of the month immediately prior to the Effective Date (the "Calculation Date"). The number of shares of F&M Stock to be received will be based on the arithmetic average of F&M Stock closing prices reported for the twenty (20) consecutive days preceding the Calculation Date (the "Average Market Value"), subject to certain adjustments. If the Average Market Value of F&M Stock is greater than 1.9 times the book value per share of F&M as of the Calculation Date, the number of shares of F&M Stock to be received by Home Federal stockholders shall be based on a F&M Stock price equal to 1.9 times the book value per share of F&M as of such Calculation Date.

     In connection with the execution of the Acquisition Agreement, Home Federal entered into a Stock Option Agreement with F&M pursuant to which it granted F&M an option to acquire, upon the occurrence of certain events defined in the Stock Option Agreement ("Purchase Events"), up to an aggregate of 501,282 authorized but unissued shares of Home Federal Stock (the "Option") (or 19.9% of the shares outstanding) at a price of $8.25 per share. The provisions of the Stock Option Agreement concerning the Option will terminate upon consummation of the Merger or upon termination of the Acquisition Agreement; however, if such termination occurs as a result of a willful breach by Home Federal of the Acquisition Agreement or failure of Home Federal's stockholders to approve the Acquisition Agreement, then the Option shall terminate 12 months after termination of the Acquisition Agreement. The Option is intended to increase the likelihood that the Merger will be consummated by making it more difficult and expensive for a third party to acquire control of Home Federal.

     The consummation of the transaction is subject to, among other things, receipt of regulatory approval and the receipt of the requisite vote of stockholders of each of Home Federal and F&M approving the Acquisition Agreement. In addition, the Acquisition Agreement may be terminated by either party in the event the Average Market Value of F&M Stock calculated as of the Calculation Date is less than 1.6 times the book value of F&M Stock as of such date; provided that if F&M elects and Home Federal agrees, the parties could agree to proceed with the transactions contemplated by the Acquisition Agreement using an Average Market Value of F&M Stock equal to 1.6 times its book value per share as of such date.



NOTE C - Investment Securities

     Investment securities are summarized as follows:

                                          March 31, 1996

                                                      Gross        Gross
                                     Amortized      Unrealized     Market
                                        Cost          Losses       Value
                                     ---------      ----------     ------
Federal Home Loan Bank (FHLB) bond   $1,000,000     $       --     $1,000,000
Accrued interest receivable                 729             --            729
                                     ----------     ----------     ----------
Total Investment Securities          $1,000,729     $       --     $1,000,729
                                     ==========     ==========     ==========

     During 1996, the Savings Bank purchased investment securities in the amount of $1,000,000.


NOTE D - Mortgage-Backed Securities

     A summary of mortgage-backed securities available for sale is as follows:

                                             March 31, 1996
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
Federal Home Loan
  Mortgage Corporation
  (FHLMC)                  $ 4,366,707   $ 38,003     $ 25,406      $ 4,379,304

Government National
  Mortgage Associaiton
  (GNMA)                     3,121,500     11,768       86,602        3,046,666
                           -----------   --------     --------      -----------
                           $ 7,488,207   $ 49,771     $112,008      $ 7,425,970
Accrued Interest
  Receivable                    97,187         --           --           97,187
                           -----------   --------     --------      -----------
Total Mortgage-Backed
  Securities Available
  for Sale                 $ 7,585,394   $ 49,771     $112,008      $ 7,523,157
                           ===========   ========     ========      ===========
                                           December 31, 1995
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
FHLMC                      $14,029,515   $ 85,836     $117,087      $13,998,264

GNMA                         3,247,299     16,049       38,433        3,224,915
                           -----------   --------     --------      -----------
                           $17,276,814   $101,885     $155,520      $17,223,179
Accrued Interest
  Receivable                   149,856         --           --          149,856
                           -----------   --------     --------      -----------
Total Mortgage-Backed
  Securities Available
  for Sale                 $17,426,670   $101,885     $155,520      $17,373,035
                           ===========   ========     ========      ===========

     Mortgage-backed securities held-to-maturity are summarized as follows:

                                             March 31, 1996
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
GNMA                       $ 9,745,510   $     --     $179,702      $ 9,565,808
Federal National Mortgage
  Association (FNMA)        18,869,365     51,470      191,244       18,729,591
Collaterialized Mortgage
  Obligations               13,966,308         --      176,383       13,789,925
                           -----------   --------     --------      -----------
                           $42,581,183   $ 51,470     $547,329      $42,085,324
Accrued Interest
  Receivable                   246,125         --           --          246,125
                           -----------   --------     --------      -----------
Total Mortgage-Backed
  Securities Held-to-
  Maturity                 $42,827,308   $ 51,470     $547,329      $42,331,449
                           ===========   ========     ========      ===========
                                          December 31, 1995
                                 ---------------------------------------
                                                   Gross
                                 Amortized       Unrealized     Market
                                    Cost           Gains        Value
                                 ---------       ----------     ------
GNMA                             $ 9,946,527     $ 66,219       $10,012,746
FNMA                              19,630,214      165,603        19,795,817
                                 -----------     --------       -----------
                                 $29,576,741     $231,822       $29,808,563
Accrued interest receivable          171,290           --           171,290
                                 -----------     --------       -----------
Total Mortgage-Backed
  Securities Held-to-Maturity    $29,748,031     $231,822       $29,979,853
                                 ===========     ========       ===========


     The March 31, 1996 and December 31, 1995 mortgage-backed securities held to maturity amortized cost includes $212,475 and $232,090, respectively, in gross unrealized losses resulting from the reclassification to held-to-maturity.

     GNMA, FHLMC, and FNMA mortgage-backed securities in the amortized cost amount of $20,883,769 and $22,061,250 were pledged as collateral for Federal Home Loan Bank advances at March 31, 1996 and December 31, 1995, respectively.

     During 1996 the Savings Bank purchased mortgage-backed securities in the amount of $14,035,915. Proceeds from the sale of mortgage-backed securities during 1996 amounted to $8,009,069. Net losses of $30,369 were realized on sales of such securities in 1996.


NOTE E - Loans Receivable

     Loans receivable are summarized as follows:
                                                 March 31,     December 31,
                                                   1996            1995
                                               -------------   ------------
Real Estate Loans:
  Residential                                  $ 86,496,047    $ 85,483,281
  Commercial                                     17,635,875      16,920,576
  Construction                                   18,552,296      21,501,651
                                               ------------    ------------
                                               $122,684,218    $123,905,508
    Less:
      Loans in process                           (6,334,098)     (7,740,530)
      Allowances for possible loan losses        (3,180,795)     (3,132,147)
      Deferred fee income and
        unearned discounts                         (519,476)       (562,661)
      Unrealized loss on loans held for sale        (13,000)             --
                                               ------------    ------------
      Total Real Estate Loans                  $112,636,849    $112,470,170
                                               ------------    ------------
  Consumer Loans                               $ 23,488,870    $ 23,052,450
  Less:
    Allowances for possible loan losses            (491,918)       (500,157)
    Unearned discounts                              (72,580)        (28,860)
                                               ------------    ------------
      Total Consumer Loans                     $ 22,924,372    $ 22,523,433
                                               ------------    ------------
Commercial Business Loans                      $  1,862,898    $  1,429,015
                                               ------------    ------------
Accrued Interest Receivable                    $    894,773    $    840,076
                                               ------------    ------------
      Total Loans Receivable, net              $138,318,892    $137,262,694
                                               ============    ============

     Non-Performing loans consist of nonaccrual and impaired loans and loans which are 90 days or more delinquent. Loans are placed on nonaccrual status or are considered impaired when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual and impaired loans as of March 31, 1996 and 1995 and December 31, 1995 is as follows:

                                        March 31,
                                   -------------------       December 31,
                                   1996           1995           1995
                                   ----           ----       ------------
Non-Performing Loans:
  Non-Accrual Loans:
    Real Estate Loans:
      Residential             $   643,033     $   551,951     $  601,902
      Commercial                   37,562          37,946         37,732
    Consumer Loans                151,516          84,900        145,948
                              -----------     -----------     ----------
        Total Non-Accrual
          Loans               $   832,111     $   674,797     $  785,582
                              -----------     -----------     ----------
  Impaired Loans:
    Real Estate Loans:
      Residential             $   128,107     $ 2,964,185     $  561,571
      Commercial                  306,254       3,192,452        731,330
      Construction              3,713,104       9,656,304      3,712,557
    Consumer Loan                      --         127,300             --
                              -----------     -----------     ----------
      Total Impaired Loans    $ 4,147,465     $15,940,241     $5,005,458
                              -----------     -----------     ----------
        Total Non-Performing
          Loans               $ 4,979,576     $16,615,038     $5,791,040
                              ===========     ===========     ==========

     An analysis of the allowances for possible loan losses follows:

                                      Real Estate Loans
                         -------------------------------------------
                         Three Months Ended March 31,   Year Ended
                         ----------------------------   December 31,
                             1996           1995            1995
                          ----------     ----------     ------------
Beginning Balance         $3,132,147     $4,879,682       $4,879,682
  Additional provision            --             --         (349,000)
  Recoveries                  57,068             --          407,500
  Reallocation of reserves
    from consumer and
    commercial loan losses        --             --          244,000
  Charge-offs:
    Construction                  --       (121,000)        (160,000)
    Commercial                    --        (79,000)        (808,331)
    Single-family             (8,420)      (102,443)        (528,704)
    Multi-family                  --       (100,000)        (100,000)
    Land                          --             --         (453,000)
                          ----------     ----------       ----------
Ending Balance            $3,180,795     $4,477,239       $3,132,147
                          ==========     ==========       ==========

                                 Consumer and Commercial Loans
                           -------------------------------------------
                           Three Months Ended Match 31,    Year Ended
                           ----------------------------   December 31,
                              1996           1995            1995
                            --------       --------       ------------
Beginning Balance           $500,157       $761,521        $761,521
  Additional provision            --             --              --
  Reallocation of reserves
    to real estate loans          --             --        (244,000)
  Recoveries                  18,091         31,414         103,516
  Charge-offs                (26,330)       (38,904)       (120,880)
                            --------       --------        --------
Ending Balance              $491,918       $754,031        $500,157
                            ========       ========        ========



NOTE F - Real Estate Owned Held for Sale

     Real estate owned held for sale is summarized as follows:
                                         March 31,
                                    ------------------      December 31,
                                    1996          1995          1995
                                    ----          ----          ----
Real estate owned acquired
  by foreclosure                $1,395,188    $2,693,785    $2,535,651
Real estate owned acquired by
  deed in lieu of foreclosure    3,736,600     7,175,314     4,715,104
Real estate owned in substance   1,440,490            --     1,440,490
                                -----------   -----------   ----------
                                $6,572,278    $9,869,099    $8,691,245
Less:
  Allowance for losses           1,255,804     2,087,945     1,492,012
  Accumulated depreciation              --       201,000       124,000
                                -----------   -----------   ----------
    Total Real Estate Owned
      held for sale, net        $5,316,474    $7,580,154    $7,075,233
                                ===========   ===========   ==========

     An analysis of the allowance for losses on real estate owned held for sale follows:
                              Three Months Ended March 31,    Year Ended
                              ----------------------------   December 31,
                                  1996           1995            1995
                                  ----           ----        ------------
Beginning Balance              $1,492,012     $2,336,945       $2,336,945
  Additional provision                 --        130,000          479,000
  Recoveries                        7,798             --            1,643
  Charge-offs                    (244,006)      (379,000)      (1,325,576)
                               ----------     ----------       ----------
Ending Balance                 $1,255,804     $2,087,945       $1,492,012
                               ==========     ==========       ==========


NOTE G - Advances from the Federal Home Loan Bank of Atlanta

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) totaling $27,131,569 at March 31, 1996 are at a 6.2% weighted average interest rate per annum with $11,728,000 maturing in 1996, $8,728,000 maturing in 1997, $728,000 maturing in 1998, $1,728,000 maturing in 1999, $728,000 maturing in
2000, $1,728,000 maturing in 2001, $732,000 maturing in 2002 and $300,000 maturing in 2003, 2004 and 2005, respectively. Such advances are secured by assets amounting to $38,818,259 at March 31, 1996. Such amount is composed of capital stock in the FHLB, certain of the Savings Bank's mortgage loans and mortgage-backed securities, and certain other assets. Accrued interest payable on advances from the FHLB totaled $131,569 at March 31, 1996.


NOTE H - Provision for (Benefit from) Income Taxes

     Federal and state income taxes consisted of the following:

                                     Three Months Ended March 31, Year Ended
                                     --------------------------- December 31,
                                         1996           1995         1995
                                      -----------     --------   ------------
State income tax current expense      $    31,300     $ 27,500     $   49,300
Federal income tax current expense        208,200      122,700        180,000
Deferred income tax expense                33,500       96,000        693,000
Change in valuation allowance                  --     (250,000)    (1,476,000)
                                      -----------     --------     ----------
                                      $   273,000     $ (3,800)    $ (553,700)
                                      ===========     ========     ==========

     Home Federal's income tax differs from the tax determined by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                                  Three Months Ended March 31,  Year Ended
                                  ---------------------------  December 31,
                                      1996           1995          1995
                                  -----------      --------    ------------
Tax at Federal income tax rate    $   223,694      $128,257     $   671,221
Bad debt deduction                    (28,900)      (30,600)        177,704
State income tax                       31,300        27,500          49,300
Change in valuation allowance              --      (250,000)     (1,476,000)
Other - net                            46,906       121,043          24,075
                                  -----------      --------     -----------
                                  $   273,000      $ (3,800)    $  (553,700)
                                  ===========      ========     ===========

     The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in net deferred tax assets at March 31, 1996 and 1995 and December 31, 1995 relate to the following:

                                             March 31,
                                    -------------------------   December 31,
                                       1996           1995          1995
                                    ----------     ----------   ------------
Deferred Tax Assets:
  Allowances for losses             $1,581,000     $2,308,000     $1,723,000
  Unrealized loss on securities
    available for sale                 116,000        565,000        110,000
  Intangible asset                     358,000        312,000        343,000
  Deferred fees on loans               121,000        174,000        133,000
  Deferred directors' fees             151,000        167,000        150,000
  Other, net                           134,000         41,000         45,000
                                    ----------     ----------     ----------
    Total deferred tax assets       $2,461,000     $3,567,000     $2,504,000

  Less valuation allowances            474,000      1,700,000        474,000
                                    ----------     ----------     ----------
    Total Deferred Tax Assets
      less Valuation Allowances     $1,987,000     $1,867,000     $2,030,000

Deferred Tax Liabilities -
  Depreciation and amortization        314,000        331,000        320,000
                                    ----------     ----------     ----------
    Net Deferred Tax Assets         $1,673,000     $1,536,000     $1,710,000
                                    ==========     ==========     ==========


     Federal and state current income taxes payable is as follows:

                                      March 31,
                                --------------------    December 31,
                                  1996        1995          1995
                                --------     -------    ------------
Current (refundable) payable:
  State                         $ (65,000)   $     --   $ (65,000)
  Federal                        (285,000)    (70,000)   (290,000)


NOTE I - Common Stock and Earnings Per Share

     Earnings per share have been computed based on 2,519,010 average shares outstanding in 1995 and 1994. On March 29, 1996, Home Federal paid a $100,760 or $0.04 per share dividend to stockholders of record on March 15, 1996.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  For the Three Months Ended March 31, 1996

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

     On April 2, 1996, Home Federal entered into a Plan and Agreement to Merge ("Acquisition Agreement") with F&M Bancorp, Frederick, Maryland, a Maryland corporation and bank holding company ("F&M"), which provides for the acquisition of Home Federal by F&M. See Note B of the unaudited notes to consolidated financial statements.



Financial Condition

     The Corporation's total assets increased $2.1 million or 1.0% to $216.7 million from December 31, 1995 to March 31, 1996, due primarily to a $1.1 million increase in net loans, a $3.2 million increase in mortgage-backed securities and a $1.0 million increase in investment securities, which increases were partially offset by a $2.3 million decrease in cash and cash equivalents and a $1.8 million decrease in real estate owned, net. The Corporation's total liabilities increased by $1.8 million or 0.9% to $198.0 million from December 31, 1995 to March 31, 1996, primarily due to a $4.3 million increase in savings accounts, which was offset to some extent by a $3.0 million decrease in borrowings. Stockholders' equity increased $291,000 to $18.7 million at March 31, 1996 due primarily to a $284,000 increase in retained earnings.


Nonperforming Assets

     The Corporation's nonperforming assets decreased by $2.6 million or 20.0% from $12.9 million or 6.0% of total assets at December 31, 1995 to $10.3 million or 4.8% of total assets at March 31, 1996. At March 31, 1996, the allowances for possible loan losses amounted to $3.7 million or 2.7% of loans, net, and 73.8% of total nonperforming loans. At March 31, 1996, the allowance for losses on real estate owned held for sale (REO) amounted to $1.3 million or 23.6% of REO, net. While management presently believes that its allowances for possible loan losses and REO losses are adequate, no assurance can be given that future provisions for possible loan or REO losses may not be necessary. See Notes E and F of the unaudited notes to consolidated financial statements.



RESULTS OF OPERATIONS

Net Income

     Net income for the three months ended March 31, 1996 amounted to $385,000, essentially the same as net income of $381,000 during the comparable period in 1995.


Net Interest Income

     Net interest income for the three months ended March 31, 1996 increased by $61,000, or 3.4%, over the same period in 1995 due to increased interest income which more than offset increased interest expense. Interest income for the three months ended March 31, 1996 increased by $195,000 or 5.1% compared to the same period in 1995, while interest expense increased by $134,000 or 6.6% during the three months ended March 31, 1996 as compared to the same period in the prior year.

     During the three month period, the increase in interest income was due primarily to an increase in the average balances of loans receivable, mortgage-backed and short-term interest bearing deposits and an increase in the average rate earned on loans receivable and mortgage-backed securities. Such increases were offset by decreases in the average balances of investment securities and federal funds. The primary reason for the increase in the average balance of short-term interest bearing deposits was the Savings Bank's investment of funds in short-term investments prior to purchasing mortgage-backed securities. The increase in the average balance of mortgage-backed securities in 1996 was due to the Savings Bank's purchasing $14.0 million in mortgage-backed securities, which was funded by the sale of $8.0 million in mortgage-backed securities and funds from increased savings accounts, loan repayments and loan sales. The increase in interest expense was primarily the result of increases in the average balances of savings accounts and the average rates paid thereon which were partially offset by a decrease in the average balance of advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The increase in the average balance of savings accounts was due to competitive pricing, as the Savings Bank sought funds in order to originate loans, purchase mortgage-backed and investment securities and repay advances. The average balance of advances from the FHLB of Atlanta decreased primarily due to the Savings Bank utilizing excess funds to repay advances.

     The Savings Bank's interest rate spread was 3.9% during the three months ended March 31, 1996 and 1995 and the ratio of interest earning assets to interest-bearing liabilities increased from 99.0% during the three months ended March 31, 1995 to 99.9% during the three months ended March 31, 1996.


Other Income

     Other income totaled $666,000 and $421,000 for the three months ended March 31, 1996 and 1995, respectively. The $245,000 or 58.4% increase during the three months ended March 31, 1996 was primarily due to increases in income related to loan originations, loan sales, stockbrokerage commissions, fees on checking and savings accounts and gain on sales of real estate owned, which was partially offset by losses on sales of mortgage-backed securities and decreased insurance commissions.


Operating Expenses
     Operating expenses amounted to $1.9 million and $1.8 million for the three months ended March 31, 1996 and 1995, respectively. During the three months ended March 31, 1996, the Corporation experienced increases in employee compensation and benefits, office occupancy and equipment expenses and other expenses, which were substantially offset by deceases in provision for losses on REO. Employee compensation and benefits increased due to increased profit sharing expenses, merit increases and incentive compensation expenses. Office occupancy and equipment expenses increased due to increased depreciation on office properties and equipment due to computer technology upgrades during 1995 and 1996. Other operating expenses increased due to increases in professional fees which was offset by decreases in insurance expense, ATM expenses and expenses associated with REO operations, net and impaired loan expenses.

     Provision for losses on real estate owned amounted to $130,000 for the three months ended March 31 1995. The decrease in 1996 reflects managements evaluation of the fair value less disposition costs or the net realizable value of such real estate. See Note F of the unaudited notes to consolidated financial statements.


Income Taxes

     Home Federal's income tax expense totaled $273,000 for the three months ended March 31, 1996 as compared to income tax benefit of $4,000 during the same period in the prior year. The significant increase in income tax expense for the three months ended March 31, 1996 as compared to the prior year was attributable to increased taxable income, and Home Federal's reduction in the valuation allowance on deferred tax assets which reduced income tax expense in 1995.



ASSET AND LIABILITY MANAGEMENT

     Home Federal has undertaken a variety of strategies to better match the interest-rate sensitivity of its assets and liabilities. Home Federal's present policy is to emphasize the origination for portfolio of 10-15 year fixed rate residential mortgage loan products and loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Savings Bank originates both fixed-rate and adjustable-rate loans. Single-family, fixed-rate loans originated with terms greater that 20 years are primarily for resale in the secondary market, thereby reducing Home Federal's interest rate risk. Home Federal generally retains single-family adjustable-rate loans in portfolio. During the three months ended March 31, 1996 and 1995, Home Federal originated $8.2 million and $6.8 million, respectively, of single-family residential loans. Of such amounts, $3.8 million and $5.1 million provided for periodic adjustment of interest rates, or 46.1% and 75.0% of single-family residential loans originated by Home Federal during the respective periods. During 1996, Home Federal originated $1.0 million of fixed-rate loans with 10 or 15 year maturities.

     Home Federal also has continued to originate both commercial business (primarily automobile floor plan loans) and consumer loans, which generally have shorter terms and/or rates that vary with interest rate indices and higher yields than residential mortgage loans. Consumer and commercial business loan originations amounted to $4.3 million during the three months ended March 31, 1996 as compared to $3.5 million during the comparable period in 1995.

     During 1996, Home Federal purchased investment and mortgage-backed securities to maintain its asset mix. The Savings Bank purchased $1.0 million and $14.0 million of investment and mortgage-backed securities, respectively which was funded by savings deposits, loan sales and repayments, and the proceeds of $8.0 million from the sale of mortgage-backed securities available for sale.

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



REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to regulations of the Office of Thrift Supervision ("OTS") that impose certain minimum regulatory capital requirements. At March 31, 1996 the Savings Bank's tangible, core and risk-based capital exceeded regulatory requirements. The following table summarizes, as of March 31, 1996, the Savings Bank's regulatory capital requirements, the amount of its actual capital and the amount of its excess capital on a dollar and percentage basis.

                                  March 31, 1996
                         ---------------------------------
                                      Capital      Capital
                         Capital    Requirement     Excess
                         -------    -----------    -------
                              (Dollars in Thousands)
Dollar basis:
Tangible                 $18,281      $ 3,236      $15,045
Core                      18,281        6,472       11,809
Risk-based                19,987       10,781        9,206

Percentage basis:
Tangible                     8.5%         1.5%         7.0%
Core                         8.5          3.0          5.5
Risk-based                  14.8          8.0          6.8

     There can be no assurance that the Savings Bank will not be subject to additional capital requirements in the future, either as a result of regulations, guidelines and policies of general applicability or individual regulatory capital requirements which may be applied to the Savings Bank.


Liquidity

      Home Federal is required under applicable Federal regulations to maintain specified levels of "liquid" investments including United States government and Federal agency securities and other investments. Regulations currently in effect require Home Federal to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Liquidity is influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Home Federal's regulatory liquidity ratio averaged 9.3% for the month ended March 31, 1996. At March 31, 1996, Home Federal was required to maintain liquid investments amounting to $9.2 million, none of which were pledged to secure advances from the FHLB of Atlanta.

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

      At March 31, 1996, the total of approved loan origination commitments amounted to $3.0 million, exclusive of loans in process. The amount of savings certificates which are scheduled to mature during the twelve months ended
March 31, 1997 is $56.8 million. Management believes that, by evaluating competitive instruments and prices in its market area, it can, in most circumstances, manage and control maturing deposits so that a portion of such maturing deposits will be redeposited in the Savings Bank. During the three months ended March 31, 1996, the Savings Bank experienced a $4.3 million increase in savings accounts. The Savings Bank utilized these funds to repay FHLB advances and purchase investment and mortgage-backed securities during the three months ended March 31, 1996.


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


RECAPITALIZATION OF SAIF AND RELATED LEGISLATIVE PROPOSALS

     The deposits of the Savings Bank are currently insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC). Both the SAIF and the Bank Insurance Fund (BIF), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

     In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, SAIF members such as the Savings Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

     The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF
- -insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

     The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Savings Bank.

     If legislation were to be enacted in the future which would assess a one
- -time special assessment of 85 basis points, the Savings Bank would (based upon the Savings Bank's SAIF deposits as of March 31, 1996) pay approximately $876,000, net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Savings Bank's capital by such an amount. Nevertheless, management does not believe, based upon the foregoing assumptions, that a one-time assessment of this nature would have a material adverse effect on Home Federal's consolidated financial condition.




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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Filed on April 9, 1996 and included:
           Press release dated April 2, 1996, announcing Home Federal and the Savings Bank signing a Plan and Agreement to Merge with F&M Bancorp.
           Also, a copy of the Plan and Agreement to Merge with F&M Bancorp and a Stock Option Agreement with F&M Bancorp.




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