Form 10QSB
period 1996-06-30
HOME FEDERAL CORP
filed 1996-08-12
CIK 811097

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

                        YES [X]               NO [ ]

                Number of Shares of Common Stock Outstanding
                  as of July 31, 1996:  2,519,010 Shares

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements

           Report on Review by Independent Certified Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Financial Condition as of
             June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . 4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30, 1996
             (Unaudited) and the Year Ended December 31, 1995 . . . . . . 5

           Consolidated Statements of Operation for the Three and
             Six Months Ended June 30, 1996 and 1995 (Unaudited). . . . . 6

           Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . 8

           Notes to Consolidated Financial Statements (Unaudited) . . . .10

  Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            and Six Months Ended June 30, 1996  . . . . . . . . . . . . .15

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

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .21

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .21

                        INDEPENDENT ACCOUNTANT'S REPORT




The Board of Directors
Home Federal Corporation

      We have reviewed the accompanying consolidated statement of financial condition of Home Federal Corporation and Subsidiaries (Corporation) as of June 30, 1996 and the related consolidated statement of changes in stockholders' equity for the six months ended June 30, 1996 and the consolidated statements of operation for the three and six months ended June 30, 1996 and 1995 and consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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








                                     /s/ Smith Elliott Kearns & Company

                                     SMITH ELLIOTT KEARNS & COMPANY



Hagerstown, Maryland
July 31, 1996

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  June 30,       December 31,
                                                    1996             1995
                                                ------------     ------------
                                                (Unaudited)
ASSETS
Cash                                            $  5,795,912     $  5,083,293
Short-term interest-bearing deposits               4,383,981        7,343,565
Federal funds sold                                        --           28,449
Investment securities (approximate market
  value of $2,023,837 in 1996)                     2,031,326               --
Mortgage-backed securities available for sale
  (at approximate market value)                    6,855,883       17,373,035
Mortgage-backed securities (approximate market
  value of $40,593,579 in 1996, and $29,979,853
  in 1995)                                        41,474,284       29,748,031
Loans receivable, net                            143,360,163      137,262,694
Real estate owned held for sale, net               5,402,134        7,075,233
Federal Home Loan Bank of Atlanta stock            1,581,800        1,500,000
Office properties and equipment, net               4,209,707        4,107,500
Prepaid expenses and other assets                  4,641,616        5,092,948
                                                ------------     ------------
     TOTAL ASSETS                               $219,736,806     $214,614,748
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Savings accounts                                $165,820,453     $163,663,302
Advances from the Federal Home Loan Bank
  of Atlanta                                      31,796,678       30,156,927
Advances by borrowers for taxes and insurance      1,175,844          581,437
Other liabilities                                  1,719,824        1,831,180
                                                ------------     ------------
    TOTAL LIABILITIES                           $200,512,799     $196,232,846
                                                ------------     ------------
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, authorized
  5,000,000 shares (None issued)                $          -     $          -
Common stock, $1.00 par value, authorized
  10,000,000 shares, issued and outstanding
  2,519,010 shares in 1996 and 1995                2,519,010        2,519,010
Additional paid-in capital                         7,903,106        7,903,106
Unrealized loss on mortgage-backed securities
  available for sale, net                           (152,464)        (175,378)
Retained income-substantially restricted           8,954,355        8,135,164
                                                ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                  $ 19,224,007     $ 18,381,902
                                                ------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $219,736,806     $214,614,748
                                                ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Unrealized    Retained
                                         Gain(Loss)on  Income-     Total
                            Additional   Securities    Substant-   Stock-
                Common      Paid-in      Available     ially       holders
                Stock       Capital      for Sale,net  Restricted  Equity
                ----------  ----------   ------------  ----------  -----------
Balance,
  December 31,
  1994          $2,519,010  $7,903,106   $(1,531,298)  $5,808,807  $14,699,625

 Unrealized
   gain on
   mortgaged-
   backed
   securities
   available
   for sale, net                           1,355,920                 1,355,920
 Dividends paid
   and declared                                          (201,521)    (201,521)
 Net Income,
   1995                                                 2,527,878    2,527,878
                ----------  ----------     ---------   ----------  -----------
Balance December
 31, 1995       $2,519,010 $ 7,903,106     $(175,378) $ 8,135,164 $ 18,381,902
Unrealized gain
 on mortgaged-
 backed
 securities                                   22,914                    22,914
Dividends paid
   and declared                                          (100,760)    (100,760)
 Net Income,
   1996                                                   919,951      919,951
                ----------  ----------     ---------   ----------  -----------
Balance, June
  30, 1996
  (Unaudited)   $2,519,010  $7,903,106     $(152,464)  $8,954,355  $19,224,007
                ==========  ==========     =========   ==========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                          Six Months Ended         Three Months Ended
                              June 30,                  June 30,
                       ----------------------    -----------------------
                       1996        1995          1996         1995
                       ----        ----          ----         ----

INTEREST INCOME
 Interest on loans
   receivable          $6,447,192  $6,235,531    $3,276,169   $3,160,016
 Interest on mortgage-
   backed securities    1,539,505   1,205,569       804,306      595,505
 Interest or dividends
   on investment
   securities              85,541     243,256        57,833      119,418
 Other interest income    160,459     107,275        41,505       58,826
                       ----------  ----------    ----------   ----------
    Total Interest
      Income           $8,232,697  $7,791,631    $4,179,813   $3,933,765
                       ----------  ----------    ----------   ----------
INTEREST EXPENSE
 Interest on savings   $3,402,961  $3,139,416    $1,678,592   $1,662,290
 Interest on advances
   from the Federal
   Home Loan Bank of
   Atlanta                906,255   1,087,649       443,788      512,297
                       ----------  ----------    ----------   ----------
    Total Interest
      Expense          $4,309,216  $4,227,065    $2,122,380   $2,174,587
                       ----------  ----------    ----------   ----------
    NET INTEREST
      INCOME           $3,923,481  $3,564,566    $2,057,433   $1,759,178
PROVISION FOR POSSIBLE
  LOAN LOSSES                  --          --            --           --
                       ----------  ----------    ----------   ----------
NET INTEREST INCOME
  AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES $3,923,481  $3,564,566    $2,057,433   $1,759,178
                       ----------  ----------    ----------   ----------
OTHER INCOME
 Loan fees             $  225,013  $  206,313    $  114,191   $  110,031
 Gains on sales of
   mortgage loans          70,099      10,371         6,023        6,294
 Other                    976,942     704,180       485,909      384,009
                       ----------  ----------    ----------   ----------
    Total Other Income $1,272,054  $  920,864    $  606,123   $  500,334
                       ----------  ----------    ----------   ----------
OTHER EXPENSES
 Employee compensation
   and benefits        $1,733,502  $1,566,994    $  813,938   $  745,454
 Occupancy and
   equipment              835,826     795,123       424,239      401,780
 Advertising and
   promotion              129,414     106,661        63,064       46,361
 Provision for losses
   on real estate
   owned held for
   sale                        --     130,000            --           --
 Recoveries on real estate
   held for development
   and sale or rental          --     (35,973)           --      (35,973)
Federal insurance
   premiums               209,419     215,655       105,176      107,827
 Other                  1,006,648     855,813       634,337      520,133
                       ----------  ----------    ----------   ----------
    Total Other
      Expenses         $3,914,809  $3,634,273    $2,040,754   $1,785,582
                       ----------  ----------    ----------   ----------
    INCOME BEFORE
      INCOME TAXES     $1,280,726  $  851,157    $  622,802   $  473,930
PROVISION FOR (BENEFIT
  FROM) INCOME TAXES      360,775  (1,026,000)       87,775   (1,022,200)
                       ----------  ----------    ----------   ----------
    NET INCOME         $  919,951  $1,877,157    $  535,027   $1,496,130
                       ==========  ==========    ==========   ==========
 EARNINGS PER SHARE    $     0.37  $     0.75    $     0.21   $     0.59
                       ==========  ==========    ==========   ==========
 DIVIDENDS PER SHARE   $     0.04  $       --    $       --   $       --
                       ==========  ==========    ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 HOME FEDERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                   ---------------------------
                                                   1996           1995
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $    919,951   $ 1,877,157
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                        341,360       317,093
    Provision for losses on real estate
      owned held for sale                                    --       130,000
    (Recoveries) on real estate held for
      development and sale or rental                         --       (35,973)
    Amortization of intangible assets                    59,170        59,170
    Proceeds from sale of real estate held
      for development and sale or rental, net                --        92,575
    Decrease (Increase) in prepaids and other assets    287,245       (40,641)
    Deferred tax provision                               90,500    (1,444,000)
    Origination of loans receivable originated
      for sale                                       (1,068,700)     (855,450)
    Proceeds from sale of loans receivable
      originated for sale                             2,009,407       393,480
    (Decrease) in other liabilities                    (111,356)     (153,997)
    Increase in deferred fee income and unearned
      discounts on loans receivable                      39,861        87,975
    Gains on sales of mortgage loans                    (70,099)      (10,371)
    Other, net                                          169,914       142,894
                                                   ------------   -----------
      Net cash provided by operating activities    $  2,667,253   $   559,912
                                                   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from redemption of Federal Home
      Loan Bank stock                              $     68,200   $   400,000
    Purchase of Federal Home Loan Bank stock           (150,000)     (100,000)
    Purchase of investment securities                (2,000,000)           --
    Net (increase) in loans receivable               (6,699,236)   (5,780,770)
    Principal collections from mortgage-backed
      securities available for sale                   2,339,361     1,775,734
    Purchase of mortgage-backed securities
      held to maturity                              (14,035,915)           --
    Principal collections from mortgage-backed
      securities held to maturity                     2,352,084       758,381
    Proceeds from sale of mortgage-backed
      securities held for sale                        8,009,069            --
    Proceeds from sale of real estate owned held
      for sale                                        1,670,702       662,152
    Net (increase) in real estate owned held
      for sale                                         (308,303)     (377,095)
    Proceeds from sale of property and equipment             --       143,072
    Purchase of office property and equipment          (475,397)     (419,458)
                                                   ------------   -----------
      Net cash (used in) investing activities      $ (9,229,435)  $(2,937,984)
                                                   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in savings accounts               $  2,157,151   $ 9,028,350
    Payments at maturity of other FHLB advances     (13,364,030)  (43,000,000)
    Proceeds from other FHLB advances                15,000,000    37,000,000
    Net increase in advances for taxes and
      insurance                                         594,407       629,675
    Payment of dividends                               (100,760)           --
                                                   ------------   -----------
      Net cash provided by financing activities    $  4,286,768   $ 3,658,025
                                                   ------------   -----------
      Net increase (decrease) in cash and cash
        equivalents                                $ (2,275,414)  $ 1,279,953
Beginning cash and cash equivalents                  12,455,307     7,953,244
                                                   ------------   -----------
Ending cash and cash equivalents                   $ 10,179,893   $ 9,233,197
                                                   ============   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                       $  4,307,215   $ 4,236,273
    Income taxes                                   $    401,440   $   310,150
  Loans originated on sale of real estate
    owned held for sale                            $    469,450   $   595,000
  Net transfer to real estate owned held for
    sale from loans receivable                     $    160,748   $ 1,943,643
  Unrealized (gain) on mortgage-backed
    securities available for sale, net             $    (22,914)  $(1,000,670)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

     In the opinion of Home Federal Corporation (Home Federal or the Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Home Federal's financial condition as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

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

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Accordingly, Home Federal will recognize as assets all rights to service loans for others for loans originated after January 1, 1996 and will amortize these assets in proportion to and over the period of estimated net servicing income. These capitalized servicing rights must also be evaluated for impairment based on the fair value of those rights. Home Federal adopted SFAS No. 122 as of January 1, 1996. The amount of capitalized originated mortgage servicing rights was immaterial at June 30, 1996. SFAS No. 122 will be superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the tranferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. In addition, SFAS No. 125 requires the following:

          That liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

          That servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values.

          That debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets.

          That a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or
      (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

     Also, SFAS No. 125 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to clarify that a debt security may not be classified as held-to-maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Accordingly, Home Federal will adopt SFAS No. 125 as of January 1, 1997. The effects of adopting SFAS No. 125 on Home Federal's consolidated financial condition or results of operations is presently being analyzed; however, it is not expected to have a material impact.



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



NOTE C - Investment Securities

     Investment securities are summarized as follows:

                                             June 30, 1996
                            ------------------------------------------------
                                          Gross        Gross        Gross
                            Amortized   Unrealized   Unrealized     Market
                               Cost       Gains        Losses       Value
                            ---------   ----------   ----------   ----------
Federal Home Loan Bank
 (FHLB) bond                $1,999,394   $     681   $    8,170   $1,991,905
Accrued interest receivable     31,932          --           --       31,932
                            ----------   ---------   ----------   ----------
Total Investment Securities $2,031,326   $     681   $    8,170   $2,023,837
                            ==========   =========   ==========   ==========

     During 1996, the Savings Bank purchased investment securities in the amount of $2,000,000.


NOTE D - Mortgage-Backed Securities

     A summary of mortgage-backed securities available for sale is as follows:

                                             June 30, 1996
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
Federal Home Loan
  Mortgage Corporation
  (FHLMC)                  $3,854,621    $28,454      $25,536       $3,857,539

Government National
  Mortgage Association
  (GNMA)                    2,990,658      9,233       68,888        2,931,003
                           ----------    -------      -------       ----------
                           $6,845,279    $37,687      $94,424       $6,788,542
Accrued Interest
  Receivable                   67,341         --           --           67,341
                           ----------    -------      -------       ----------
Total Mortgage-Backed
  Securities Available
  for Sale                 $6,912,620    $37,687      $94,424       $6,855,883
                           ==========    =======      =======       ==========
                                           December 31, 1995
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
FHLMC                      $14,029,515   $ 85,836     $117,087      $13,998,264

GNMA                         3,247,299     16,049       38,433        3,224,915
                           -----------   --------     --------      -----------
                           $17,276,814   $101,885     $155,520      $17,223,179
Accrued Interest
  Receivable                   149,856         --           --          149,856
                           -----------   --------     --------      -----------
Total Mortgage-Backed
  Securities Available
  for Sale                 $17,426,670   $101,885     $155,520      $17,373,035
                           ===========   ========     ========      ===========

     Mortgage-backed securities held-to-maturity are summarized as follows:

                                             June 30, 1996
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
GNMA                       $ 9,542,576   $    --      $279,880      $ 9,262,696
Federal National Mortgage
  Association (FNMA)        18,042,018    26,306       296,912       17,771,412
Collateralized Mortgage
  Obligations               13,651,365        --       330,219       13,321,146
                           -----------   -------      --------      -----------
                           $41,235,959   $26,306      $907,011      $40,355,254
Accrued Interest
  Receivable                   238,325        --            --          238,325
                           -----------   -------      --------      -----------
Total Mortgage-Backed
  Securities Held-to-
  Maturity                 $41,474,284   $26,306      $907,011      $40,593,579
                           ===========   =======      ========      ===========
                                          December 31, 1995
                                 ---------------------------------------
                                                   Gross
                                 Amortized       Unrealized     Market
                                    Cost           Gains        Value
                                 ---------       ----------     ------
GNMA                             $ 9,946,527     $ 66,219       $10,012,746
FNMA                              19,630,214      165,603        19,795,817
                                 -----------     --------       -----------
                                 $29,576,741     $231,822       $29,808,563
Accrued interest receivable          171,290           --           171,290
                                 -----------     --------       -----------
Total Mortgage-Backed
  Securities Held-to-Maturity    $29,748,031     $231,822       $29,979,853
                                 ===========     ========       ===========


     The June 30, 1996 and December 31, 1995 mortgage-backed securities held to maturity amortized cost includes $191,657 and $232,090, respectively, in gross unrealized losses resulting from the reclassification to held-to-maturity.

     GNMA, FHLMC, and FNMA mortgage-backed securities in the amortized cost amount of $24,357,986 and $22,061,250 were pledged as collateral for Federal Home Loan Bank advances at June 30, 1996 and December 31, 1995, respectively.

     During 1996 the Savings Bank purchased mortgage-backed securities in the amount of $14,035,915. Proceeds from the sale of mortgage-backed securities during 1996 amounted to $8,009,069. Net losses of $30,369 were realized on sales of such securities in 1996.


NOTE E - Loans Receivable

     Loans receivable are summarized as follows:
                                                 June 30,      December 31,
                                                   1996            1995
                                               -------------   ------------
Real Estate Loans:
  Residential                                  $ 92,889,029    $ 85,483,281
  Commercial                                     17,882,647      16,920,576
  Construction                                   18,712,784      21,501,651
                                               ------------    ------------
                                               $129,484,460    $123,905,508
    Less:
      Loans in process                           (8,340,432)     (7,740,530)
      Allowances for possible loan losses        (3,249,312)     (3,132,147)
      Deferred fee income and
        unearned discounts                         (528,327)       (562,661)
      Unrealized loss on loans held for sale        (37,500)             --
                                               ------------    ------------
      Total Real Estate Loans                  $117,328,889    $112,470,170
                                               ------------    ------------
  Consumer Loans                               $ 23,915,878    $ 23,052,450
  Less:
    Loans in process                                (19,713)             --
    Allowances for possible loan losses            (468,917)       (500,157)
    Unearned discounts                             (102,657)        (28,860)
                                               ------------    ------------
      Total Consumer Loans                     $ 23,324,591    $ 22,523,433
                                               ------------    ------------
Commercial Business Loans                      $  1,811,509    $  1,429,015
                                               ------------    ------------
Accrued Interest Receivable                    $    895,174    $    840,076
                                               ------------    ------------
      Total Loans Receivable, net              $143,360,163    $137,262,694
                                               ============    ============

     Non-Performing loans consist of nonaccrual and impaired loans and loans which are 90 days or more delinquent. Loans are placed on nonaccrual status or are considered impaired when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual and impaired loans as of June 30, 1996 and 1995 and December 31, 1995 is as follows:

                                        June 30,
                                   -------------------       December 31,
                                   1996           1995           1995
                                   ----           ----       ------------
Non-Performing Loans:
  Non-Accrual Loans:
    Real Estate Loans:
      Residential             $  522,371      $   464,052     $  601,902
      Commercial                 593,750          126,150         37,732
    Consumer Loans               231,984           73,899        145,948
                              ----------      -----------     ----------
        Total Non-Accrual
          Loans               $1,348,105      $   664,101     $  785,582
                              ----------      -----------     ----------
  Impaired Loans:
    Real Estate Loans:
      Residential             $  121,560      $ 3,136,853     $  561,571
      Commercial                  80,354        1,774,827        731,330
      Construction             3,499,565        9,309,876      3,712,557
    Consumer Loan                     --          127,300             --
                              ----------      -----------     ----------
      Total Impaired Loans    $3,701,479      $14,348,856     $5,005,458
                              ----------      -----------     ----------
        Total Non-Performing
          Loans               $5,049,584      $15,012,957     $5,791,040
                              ==========      ===========     ==========

     An analysis of the allowances for possible loan losses follows:

                                      Real Estate Loans
                         -------------------------------------------
                         Six Months Ended June 30,       Year Ended
                         ----------------------------   December 31,
                             1996           1995            1995
                          ----------     ----------     ------------
Beginning Balance         $3,132,147     $4,879,682       $4,879,682
  Additional provision            --             --         (349,000)
  Recoveries                 153,585        405,000          407,500
  Reallocation of reserves
    from consumer and
    commercial loan losses        --             --          244,000
  Charge-offs:
    Construction                  --       (121,000)        (160,000)
    Commercial                    --       (161,007)        (808,331)
    Single-family            (36,420)      (102,443)        (528,704)
    Multi-family                  --       (100,000)        (100,000)
    Land                          --             --         (453,000)
                          ----------     ----------       ----------
Ending Balance            $3,249,312     $4,800,232       $3,132,147
                          ==========     ==========       ==========

                                 Consumer and Commercial Loans
                           -------------------------------------------
                           Six Months Ended June 30,      Year Ended
                           ----------------------------   December 31,
                              1996           1995            1995
                            --------       --------       ------------
Beginning Balance           $500,157       $761,521        $761,521
  Additional provision            --             --              --
  Reallocation of reserves
    to real estate loans          --             --        (244,000)
  Recoveries                  36,207         58,536         103,516
  Charge-offs                (67,447)       (82,550)       (120,880)
                            --------       --------        --------
Ending Balance              $468,917       $737,507        $500,157
                            ========       ========        ========



NOTE F - Real Estate Owned Held for Sale

     Real estate owned held for sale is summarized as follows:
                                         June 30,
                                    ------------------      December 31,
                                    1996          1995          1995
                                    ----          ----          ----
Real estate owned acquired
  by foreclosure                $1,544,323    $2,676,107    $2,535,651
Real estate owned acquired by
  deed in lieu of foreclosure    3,609,162     6,754,254     4,715,104
Real estate owned in substance   1,440,490            --     1,440,490
                                ----------    ----------    ----------
                                $6,593,975    $9,430,361    $8,691,245
Less:
  Allowance for losses           1,191,841     1,859,217     1,492,012
  Accumulated depreciation              --       214,500       124,000
                                ----------    ----------    ----------
    Total Real Estate Owned
      held for sale, net        $5,402,134    $7,356,644    $7,075,233
                                ==========    ==========    ==========

     An analysis of the allowance for losses on real estate owned held for sale follows:
                              Six Months Ended June 30,      Year Ended
                              ----------------------------   December 31,
                                  1996           1995            1995
                                  ----           ----        ------------
Beginning Balance              $1,492,012     $2,336,945       $2,336,945
  Additional provision                 --        130,000          479,000
  Recoveries                       13,834             --            1,643
  Charge-offs                    (314,005)      (607,728)      (1,325,576)
                               ----------     ----------       ----------
Ending Balance                 $1,191,841     $1,859,217       $1,492,012
                               ==========     ==========       ==========


NOTE G - Advances from the Federal Home Loan Bank of Atlanta

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) totaling $31,796,678 at June 30, 1996 are at a 6.0% weighted average interest rate per annum with $11,364,000 maturing in 1996, $13,728,000 maturing in 1997, $728,000 maturing in 1998, $1,728,000 maturing in 1999, $728,000 maturing in
2000, $1,728,000 maturing in 2001, $732,000 maturing in 2002 and $300,000 maturing in 2003, 2004 and 2005, respectively. Such advances are secured by assets amounting to $41,522,210 at June 30, 1996. Such amount is composed of capital stock in the FHLB, certain of the Savings Bank's mortgage loans and mortgage-backed securities, and certain other assets. Accrued interest payable on advances from the FHLB totaled $160,709 at June 30, 1996.


NOTE H - Provision for (Benefit from) Income Taxes

     Federal and state income taxes consisted of the following:

                                     Six Months Ended June 30,    Year Ended
                                     --------------------------- December 31,
                                         1996         1995           1995
                                      -----------   -----------    ----------
State income tax current expense      $    65,275   $    75,700    $   49,300
Federal income tax current expense        205,000       342,300       180,000
Deferred income tax expense                90,500        32,000       693,000
Change in valuation allowance                  --    (1,476,000)   (1,476,000)
                                      -----------   -----------    ----------
                                      $   360,775   $(1,026,000)   $ (553,700)
                                      ===========   ===========    ==========

     Home Federal's income tax differs from the tax determined by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                                  Six Months Ended June 30,      Year Ended
                                  ---------------------------   December 31,
                                      1996          1995            1995
                                  -----------    -----------    ------------
Tax at Federal income tax rate    $   435,447    $   289,393    $   671,221
Bad debt deduction                   (106,591)        (4,080)       177,704
State income tax                       65,275         75,700         49,300
Change in valuation allowance              --     (1,476,000)    (1,476,000)
Other - net                           (33,356)        88,987         24,075
                                  -----------    -----------    -----------
                                  $   360,775    $(1,026,000)   $  (553,700)
                                  ===========    ===========    ===========

     The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in net deferred tax assets at June 30, 1996 and 1995 and December 31, 1995 relate to the following:

                                             June 30,
                                    -------------------------   December 31,
                                       1996           1995          1995
                                    ----------     ----------   ------------
Deferred Tax Assets:
  Allowances for losses             $1,576,000     $2,331,000     $1,723,000
  Unrealized loss on securities
    available for sale                  96,000        334,000        110,000
  Intangible asset                     369,000        323,000        343,000
  Deferred fees on loans                91,000        198,000        133,000
  Deferred directors' fees             140,000        146,000        150,000
  Other, net                           140,000         45,000         45,000
                                    ----------     ----------     ----------
    Total deferred tax assets       $2,412,000     $3,377,000     $2,504,000

  Less valuation allowances            474,000        474,000        474,000
                                    ----------     ----------     ----------
    Total Deferred Tax Assets
      less Valuation Allowances     $1,938,000     $2,903,000     $2,030,000

Deferred Tax Liabilities -
  Depreciation and amortization        333,000        308,000        320,000
                                    ----------     ----------     ----------
    Net Deferred Tax Assets         $1,605,000     $2,595,000     $1,710,000
                                    ==========     ==========     ==========


     Federal and state current income taxes payable is as follows:

                                      June 30,
                                --------------------    December 31,
                                  1996        1995          1995
                                --------     -------    ------------
Current (refundable) payable:
  State                         $ (38,000)   $ 18,000   $ (65,000)
  Federal                        (316,000)    105,000    (290,000)


NOTE I - Common Stock and Earnings Per Share

     Earnings per share have been computed based on 2,519,010 average shares outstanding in 1995 and 1994. On March 29, 1996, Home Federal paid a $100,760 or $0.04 per share dividend to stockholders of record on March 15, 1996.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  For the Three and Six Months Ended June 30, 1996

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

     On April 2, 1996, Home Federal entered into the Acquisition Agreement with F&M which provides for the acquisition of Home Federal by F&M. See Note B of the unaudited notes to consolidated financial statements.



Financial Condition

     The Corporation's total assets increased $5.1 million or 2.4% to $219.7 million from December 31, 1995 to June 30, 1996, due primarily to a $6.1 million increase in net loans, a $1.2 million increase in mortgage-backed securities and a $2.0 million increase in investment securities, which increases were partially offset by a $2.3 million decrease in cash and cash equivalents and a $1.7 million decrease in real estate owned, net. The Corporation's total liabilities increased by $4.3 million or 2.2% to $200.5 million from December 31, 1995 to June 30, 1996, primarily due to a $2.2 million increase in savings accounts, and a $1.6 million increase in borrowings. Stockholders' equity increased $842,000 to $19.2 million at June 30, 1996, due primarily to a $819,000 increase in retained earnings.


Nonperforming Assets

     The Corporation's nonperforming assets decreased by $2.4 million or 18.8% from $12.9 million or 6.0% of total assets at December 31, 1995 to $10.5 million or 4.8% of total assets at June 30, 1996. At June 30, 1996, the allowances for possible loan losses amounted to $3.7 million or 2.6% of loans, net, and 73.6% of total nonperforming loans. At June 30, 1996, the allowance for losses on real estate owned held for sale (REO) amounted to $1.2 million or 22.1% of REO, net. While management presently believes that its allowances for possible loan losses and REO losses are adequate, no assurance can be given that future provisions for possible loan or REO losses may not be necessary. See Notes E and F of the unaudited notes to consolidated financial statements.



RESULTS OF OPERATIONS

Net Income

     Net income for the six months ended June 30, 1996 amounted to $920,000, compared to net income of $1.9 million during the comparable period in 1995. Net income for the three months ended June 30, 1996 amounted to $535,000 compared to net income of $1.5 million during the comparable period in 1995. The decrease in net income during both the three and six month periods ended June 30, 1996 was due primarily to increased provisions for income taxes and increased other expenses which was partially offset by increases in other income and net interest income.


Net Interest Income

     Net interest income for the six months ended June 30, 1996 increased by $359,000 or 10.1%, over the same period in 1995, due to increased interest income which more than offset increased interest expense. Interest income for the six months ended June 30, 1996 increased by $441,000 or 5.7% compared to the same period in 1995, while interest expense increased by $82,000 or 1.9% during the six months ended June 30, 1996 as compared to the same period in the prior year. Net interest income for the three months ended June 30, 1996 increased by $298,000 or 17.0% over the same period in 1995 due to increased interest income and decreased interest expense. Interest income for the three months ended June 30, 1996 increased by $246,000 or 6.3% compared to the same period in 1995, while interest expense decreased by $52,000 or 2.4% during the three months ended June 30, 1996 as compared to the same period in the prior year.

     During each of the three and six month periods, the increase in interest income was due primarily to an increase in the average balances of loans receivable, mortgage-backed securities and short-term interest bearing deposits and an increase in the average rate earned on loans receivable and mortgage-backed securities. Such increases were offset by decreases in the average balances of investment securities and federal funds. The primary reason for the increase in the average balance of short-term interest bearing deposits was the Savings Bank's investment of funds in short-term investments prior to purchasing mortgage-backed securities. The increase in the average balance of mortgage- backed securities in 1996 was due to the Savings Bank's purchasing $14.0 million in mortgage-backed securities, which was funded by the sale of $8.0 million in mortgage-backed securities and funds from increased savings accounts, loan repayments and loan sales. The increase in interest expense during the six months ended June 30, 1996 was primarily the result of increases in the average balances of savings accounts and the average rates paid thereon which were partially offset by a decrease in the average balance of advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The increase in the average balance of savings accounts was due to competitive pricing, as the Savings Bank sought funds in order to originate loans, purchase mortgage-backed and investment securities and repay advances. The average balance of advances from the FHLB of Atlanta decreased primarily due to the Savings Bank utilizing excess funds to repay advances. The decrease in interest expense during the three months ended June 30, 1996 as compared to the comparable period in 1995 was primarily due to decreases in the average balance of FHLB advances and the rates paid on FHLB advances and savings accounts which was partially offset by increases in the average balance of savings accounts.

     The Savings Bank's interest rate spread increased from 3.8% during the six months ended June 30, 1995 to 4.0% during the six months ended June 30, 1996, and the ratio of interest earning assets to interest-bearing liabilities increased from 98.9% during the six months ended June 30, 1995 to 100.4% during the six months ended June 30, 1996. The Savings Bank's interest rate spread increased from 3.8% during the three months ended June 30, 1996 to 4.1% during the three months ended June 30, 1995, and the ratio of interest earning assets to interest-bearing liabilities increased from 98.7% during the three months ended June 30, 1995 to 100.9% during the three months ended June 30, 1996.


Other Income

     Other income totaled $1.3 million and $921,000 for the six months ended June 30, 1996 and 1995, respectively. Other income totaled $606,000 and $500,000 for the three months ended June 30, 1996 and 1995, respectively. The $351,000 or 38.1% increase during the six months ended June 30, 1996 and the $106,000, or 21.1% increase during the three months ended June 30, 1996 was primarily due to increases in income related to loan originations, loan sales, stockbrokerage and insurance commissions, fees on checking and savings accounts and gain on sales of real estate owned, which was partially offset by losses on sales of mortgage-backed securities.


Operating Expenses
     Operating expenses amounted to $3.9 million and $3.6 million for the six months ended June 30, 1996 and 1995, respectively. Operating expenses amounted to $2.0 million and $1.8 million for the three months ended June 30, 1996 and 1995, respectively. During the six months ended June 30, 1996, the Corporation experienced increases in employee compensation and benefits, office occupancy and equipment expenses and other expenses, which were substantially offset by deceases in provision for losses on REO. Employee compensation and benefits increased due to increased profit sharing expenses, deferred directors' compensation expenses, merit increases and incentive compensation expenses. Office occupancy and equipment expenses increased due to increased depreciation on office properties and equipment due to computer technology upgrades during 1995 and 1996 and the renovation of a branch location in 1995. Other operating expenses increased due to increases in professional fees and unrealized losses on mortgage loans held for sale which were offset by decreases in insurance expense, ATM expenses and expenses associated with REO operations, net and impaired loan expenses.

     Provision for losses on real estate owned amounted to $130,000 for the six months ended June 30, 1995. The decrease in 1996 reflects managements evaluation of the fair value less disposition costs of such real estate. See Note F of the unaudited notes to consolidated financial statements.

     During the three months ended June 30, 1996, the Corporation experienced increases in employee compensation and benefits, occupancy and equipment expenses, advertising and promotion expenses and other expenses. Employee compensation and benefits increased due to increased profit sharing expenses, deferred directors compensation expenses, merit increases and incentive compensation expenses. Office occupancy and equipment increased due to increased depreciation on office properties and equipment due to computer technology upgrades and the renovation of a branch location. Advertising and promotion increased due to marketing expenses attributable to the promotion of Home Federal's products and the sponsorship of several community events. Other expenses increased due to increased professional fees and expenses associated with REO operations, net.


Income Taxes

     Home Federal's income tax expense totaled $88,000 and $361,000 for the three and six months ended June 30, 1996 as compared to an income tax benefit of $1.0 million during each of such periods in the prior year, respectively. The increase in income tax expense for the three and six months ended June 30, 1996 as compared to the prior year was attributable to more normalized income tax provisions during the 1996 periods, while the provisions for the 1995 periods were impacted by a reduction in the valuation allowance on deferred tax assets due to management's determination that a significant portion of such deferred tax assets were realizable, which resulted in a tax benefit.



ASSET AND LIABILITY MANAGEMENT

     Home Federal has undertaken a variety of strategies to better match the interest-rate sensitivity of its assets and liabilities. Home Federal's present policy is to emphasize the origination for portfolio of 10-15 year fixed rate residential mortgage loan products and loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Savings Bank originates both fixed-rate and adjustable-rate loans. Single-family, fixed-rate loans originated with terms greater that 20 years are primarily for resale in the secondary market, thereby reducing Home Federal's interest rate risk. Home Federal generally retains single-family adjustable-rate loans in portfolio. During the six months ended June 30, 1996 and 1995, Home Federal originated $17.9 million and $13.6 million, respectively, of single-family residential loans. Of such amounts, $8.7 million and $9.1 million provided for periodic adjustment of interest rates, or 48.6% and 66.7% of single-family residential loans originated by Home Federal during the respective periods. During 1996, Home Federal originated $2.2 million of fixed-rate loans with 10 or 15 year maturities.

     Home Federal also has continued to originate both commercial business (primarily automobile floor plan loans) and consumer loans, which generally have shorter terms and/or rates that vary with interest rate indices and higher yields than residential mortgage loans. Consumer and commercial business loan originations amounted to $8.7 million during the six months ended June 30, 1996 as compared to $7.5 million during the comparable period in 1995.

     During 1996, Home Federal purchased investment and mortgage-backed securities to maintain its asset mix. The Savings Bank purchased $2.0 million and $14.0 million of investment and mortgage-backed securities, respectively, which was funded by savings deposits, loan sales and repayments, and the proceeds of $8.0 million from the sale of mortgage-backed securities available for sale.

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



REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to regulations of the Office of Thrift Supervision ("OTS") that impose certain minimum regulatory capital requirements. At June 30, 1996 the Savings Bank's tangible, core and risk-based capital exceeded regulatory requirements. The following table summarizes, as of June 30, 1996, the Savings Bank's regulatory capital requirements, the amount of its actual capital and the amount of its excess capital on a dollar and percentage basis.

                                  June 30, 1996
                         ---------------------------------
                                      Capital      Capital
                         Capital    Requirement     Excess
                         -------    -----------    -------
                              (Dollars in Thousands)
Dollar basis:
Tangible                 $18,907      $ 3,281      $15,626
Core                      18,907        6,561       12,346
Risk-based                20,643       10,976        9,667

Percentage basis:
Tangible                     8.6%         1.5%         7.1%
Core                         8.6          3.0          5.6
Risk-based                  15.1          8.0          7.1

     There can be no assurance that the Savings Bank will not be subject to additional capital requirements in the future, either as a result of regulations, guidelines and policies of general applicability or individual regulatory capital requirements which may be applied to the Savings Bank.


Liquidity

      Home Federal is required under applicable Federal regulations to maintain specified levels of "liquid" investments including United States government and Federal agency securities and other investments. Regulations currently in effect require Home Federal to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Liquidity is influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Home Federal's regulatory liquidity ratio averaged 12.5% for the month ended June 30, 1996. At June 30, 1996, Home Federal was required to maintain liquid investments amounting to $9.1 million, none of which were pledged to secure advances from the FHLB of Atlanta.

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

      At June 30, 1996, the total of approved loan origination commitments amounted to $2.2 million, exclusive of loans in process. The amount of savings certificates which are scheduled to mature during the twelve months ended June 30, 1997 is $59.2 million. Management believes that, by evaluating competitive instruments and prices in its market area, it can, in most circumstances, manage and control maturing deposits so that a portion of such maturing deposits will be redeposited in the Savings Bank. During the six months ended June 30, 1996, the Savings Bank experienced a $2.2 million increase in savings accounts. The Savings Bank utilized these funds to repay FHLB advances and purchase investment and mortgage-backed securities during the six months ended June 30, 1996.


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

     If legislation were to be enacted in the future which would assess a one
- -time special assessment of 85 basis points, the Savings Bank would (based upon the Savings Bank's SAIF deposits as of June 30, 1996) pay approximately
$865,000, net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Savings Bank's capital by such an amount. Nevertheless, management does not believe, based upon the foregoing assumptions, that a one-time assessment of this nature would have a material adverse effect on Home Federal's consolidated financial condition.






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


                                      HOME FEDERAL CORPORATION


                                      BY:   /s/ Richard W. Phoebus
   August 13, 1996
     Date                                       Richard W. Phoebus
                                                President and
                                                  Chief Executive Officer


                                      BY:   /s/ Salvatore M. Savino
  August 13, 1996
     Date                                       Salvatore M. Savino
                                                Vice President and Treasurer,
                                                  Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)