Form 10QSB
period 1996-09-30
HOME FEDERAL CORP
filed 1996-11-14
CIK 811097

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

                        YES [X]               NO [ ]

                Number of Shares of Common Stock Outstanding
                  as of October 15, 1996:  2,519,010 Shares

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements

           Report on Review by Independent Certified Public
             Accountants. . . . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Financial Condition as of
             September 30, 1996 (Unaudited) and December 31, 1995 . . . . 4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30, 1996
             (Unaudited) and the Year Ended December 31, 1995 . . . . . . 5

           Consolidated Statements of Operation for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited). . 6

           Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 and 1995 (Unaudited) . . . . 8

           Notes to Consolidated Financial Statements (Unaudited) . . . .10

  Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three
            and Nine Months Ended September 30, 1996  . . . . . . . . . .20

PART II:   OTHER INFORMATION

  Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .27

  Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . . .27

  Item 3:  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .27

  Item 4:  Submission of Matters to a Vote of Security Holders. . . . . .27

  Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . . .27

  Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .27

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .28

                        INDEPENDENT ACCOUNTANT'S REPORT




The Board of Directors
Home Federal Corporation

      We have reviewed the accompanying consolidated statement of financial condition of Home Federal Corporation and Subsidiaries (Corporation) as of September 30, 1996 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1996 and the consolidated statements of operation for the three and nine months ended September 30, 1996 and 1995 and consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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






                                     /s/ Smith Elliott Kearns & Company, LLC

                                     SMITH ELLIOTT KEARNS & COMPANY, LLC


Hagerstown, Maryland
November 7, 1996

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                September 30,    December 31,
                                                    1996             1995
                                                ------------     ------------
                                                (Unaudited)
ASSETS
Cash                                            $  5,045,856     $  5,083,293
Short-term interest-bearing deposits               2,923,503        7,343,565
Federal funds sold                                        --           28,449
Investment securities (approximate market
  value of $2,025,687 in 1996)                     2,033,199               --
Mortgage-backed securities available for sale
  (at approximate market value)                    6,453,715       17,373,035
Mortgage-backed securities (approximate market
  value of $47,314,654 in 1996, and $29,979,853
  in 1995)                                        48,071,172       29,748,031
Loans receivable, net                            147,795,311      137,262,694
Real estate owned held for sale, net               4,766,978        7,075,233
Federal Home Loan Bank of Atlanta stock            2,256,800        1,500,000
Office properties and equipment, net               4,400,765        4,107,500
Prepaid expenses and other assets                  4,898,586        5,092,948
                                                ------------     ------------
     TOTAL ASSETS                               $228,645,885     $214,614,748
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Savings accounts                                $162,712,538     $163,663,302
Advances from the Federal Home Loan Bank
  of Atlanta                                      43,828,737       30,156,927
Advances by borrowers for taxes and insurance        256,660          581,437
Other liabilities                                  2,800,119        1,831,180
                                                ------------     ------------
    TOTAL LIABILITIES                           $209,598,054     $196,232,846
                                                ------------     ------------
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, authorized
  5,000,000 shares (None issued)                $          -     $          -
Common stock, $1.00 par value, authorized
  10,000,000 shares, issued and outstanding
  2,519,010 shares in 1996 and 1995                2,519,010        2,519,010
Additional paid-in capital                         7,903,106        7,903,106
Unrealized loss on mortgage-backed securities
  available for sale, net                           (122,675)        (175,378)
Retained income-substantially restricted           8,748,390        8,135,164
                                                ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                  $ 19,047,831     $ 18,381,902
                                                ------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $228,645,885     $214,614,748
                                                ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                HOME FEDERAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Unrealized    Retained
                                         Gain(Loss)on  Income-     Total
                            Additional   Securities    Substant-   Stock-
                Common      Paid-in      Available     ially       holders
                Stock       Capital      for Sale,net  Restricted  Equity
                ----------  ----------   ------------  ----------  -----------
Balance,
  December 31,
  1994          $2,519,010  $7,903,106   $(1,531,298)  $5,808,807  $14,699,625

 Unrealized
   gain on
   mortgaged-
   backed
   securities
   available
   for sale, net                           1,355,920                 1,355,920
 Dividends paid
   and declared                                          (201,521)    (201,521)
 Net Income,
   1995                                                 2,527,878    2,527,878
                ----------  ----------     ---------   ----------  -----------
Balance December
  31, 1995      $2,519,010 $ 7,903,106     $(175,378)  $8,135,164  $18,381,902
Unrealized gain
  on mortgaged-
  backed
  securities                                  52,703                    52,703
Dividends paid
  and declared                                           (100,760)    (100,760)
  Net Income,
    1996                                                  713,986      713,986
                ----------  ----------     ---------   ----------  -----------
Balance,
  September 30,
  1996
  (Unaudited)   $2,519,010  $7,903,106     $(122,675)  $8,748,390  $19,047,831
                ==========  ==========     =========   ==========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  HOME FEDERAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)

                         Nine Months Ended         Three Months Ended
                           September 30,              September 30,
                       ----------------------    -----------------------
                       1996        1995          1996         1995
                       ----        ----          ----         ----

INTEREST INCOME
 Interest on loans
   receivable          $ 9,699,247  $ 9,487,314   $3,252,055   $3,251,783
 Interest on mortgage-
   backed securities     2,390,438    1,776,736      850,933      571,167
 Interest or dividends
   on investment
   securities              153,791      361,165       68,250      117,909
 Other interest income     187,294      167,365       26,835       60,090
                       -----------  -----------   ----------   ----------
    Total Interest
      Income           $12,430,770  $11,792,580   $4,198,073   $4,000,949
                       -----------  -----------   ----------   ----------
INTEREST EXPENSE
 Interest on savings   $ 5,058,721  $ 4,890,653   $1,655,760   $1,751,237
 Interest on advances
   from the Federal
   Home Loan Bank of
   Atlanta               1,441,451    1,584,309      535,196      496,660
                       -----------  -----------   ----------   ----------
    Total Interest
      Expense          $ 6,500,172  $ 6,474,962   $2,190,956   $2,247,897
                       -----------  -----------   ----------   ----------
    NET INTEREST
      INCOME           $ 5,930,598  $ 5,317,618   $2,007,117   $1,753,052
PROVISION FOR POSSIBLE
  LOAN LOSSES                   --           --           --           --
                       -----------  -----------   ----------   ----------
NET INTEREST INCOME
  AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES $ 5,930,598  $ 5,317,618   $2,007,117   $1,753,052
                       -----------  -----------   ----------   ----------
OTHER INCOME
 Loan fees             $   325,715  $   317,482   $  100,702   $  111,169
 Gains on sales of
   mortgage loans           86,284       25,873       16,185       15,502
 Other                   1,479,131    1,095,311      502,189      391,131
                       -----------  -----------   ----------   ----------
    Total Other Income $ 1,891,130  $ 1,438,666   $  619,076   $  517,802
                       -----------  -----------   ----------   ----------
OTHER EXPENSES
 Employee compensation
   and benefits        $ 2,718,239  $ 2,334,233   $  984,737   $  767,239
 Occupancy and
   equipment             1,256,370    1,161,423      420,544      366,300
 Advertising and
   promotion               176,002      143,996       46,588       37,335
 Provision for losses
   on real estate
   owned held for
   sale                         --      130,000           --           --
 Recoveries on real estate
   held for development
   and sale or rental           --      (35,973)          --           --
 Federal insurance
   premiums              1,331,526      317,191    1,122,107      101,536
 Other                   1,415,557    1,294,361      408,909      438,548
                       -----------  -----------   ----------   ----------
    Total Other
      Expenses         $ 6,897,694  $ 5,345,231   $2,982,885   $1,710,958
                       -----------  -----------   ----------   ----------
    INCOME BEFORE
      INCOME TAXES     $   924,034  $ 1,411,053   $ (356,692)  $  559,896
PROVISION FOR (BENEFIT
  FROM) INCOME TAXES       210,048     (808,500)    (150,727)     217,500
                       -----------  -----------   ----------   ----------
    NET INCOME (LOSS)  $   713,986  $ 2,219,553   $ (205,965)  $  342,396
                       ===========  ===========   ==========   ==========
 EARNINGS (LOSS)
    PER SHARE          $      0.28  $      0.88   $    (0.08)  $     0.14
                       ===========  ===========   ==========   ==========
 DIVIDENDS PER SHARE   $      0.04  $      0.04   $       --   $     0.04
                       ===========  ===========   ==========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.



                 HOME FEDERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                   ---------------------------
                                                   1996           1995
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $    713,986   $ 2,219,553
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                        524,582       474,483
    Provision for losses on real estate
      owned held for sale                                    --       130,000
    (Recoveries) on real estate held for
      development and sale or rental                         --       (35,973)
    Amortization of intangible assets                    88,755        88,755
    Proceeds from sale of real estate held
      for development and sale or rental, net                --        92,575
    (Increase) in prepaids and other assets             (68,053)     (218,385)
    Deferred tax provision                              140,500    (1,227,000)
    Origination of loans receivable originated
      for sale                                       (1,366,700)   (1,698,250)
    Proceeds from sale of loans receivable
      originated for sale                             3,260,779     1,473,979
    Increase in other liabilities                       968,939       118,848
    Increase in deferred fee income and unearned
      discounts on loans receivable                       4,129        46,668
    Gains on sales of mortgage loans                    (86,284)      (25,873)
    Other, net                                          196,737       233,504
                                                   ------------   -----------
      Net cash provided by operating activities    $  4,377,370   $ 1,672,884
                                                   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from redemption of Federal Home
      Loan Bank stock                              $     68,200   $   400,000
    Purchase of Federal Home Loan Bank stock           (825,000)     (100,000)
    Purchase of investment securities                (2,000,000)           --
    Net (increase) in loans receivable              (12,013,840)   (7,250,700)
    Principal collections from mortgage-backed
      securities available for sale                   2,755,138     2,858,836
    Purchase of mortgage-backed securities
      held to maturity                              (21,972,790)           --
    Principal collections from mortgage-backed
      securities held to maturity                     3,730,357     1,269,277
    Proceeds from sale of mortgage-backed
      securities available for sale                   8,009,069            --
    Proceeds from sale of real estate owned held
      for sale                                        2,339,169     2,083,600
    Net (increase) in real estate owned held
      for sale                                         (363,614)     (396,618)
    Proceeds from sale of property and equipment             --       143,072
    Purchase of office property and equipment          (849,676)     (536,114)
                                                   ------------   -----------
      Net cash (used in) investing activities      $(21,122,987)  $(1,528,647)
                                                   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in savings accounts    $   (950,764)  $10,709,966
    Payments at maturity of other FHLB advances     (30,864,030)  (46,000,000)
    Proceeds from other FHLB advances                44,500,000    38,000,000
    Net decrease in advances for taxes and
      insurance                                        (324,777)     (383,039)
    Payment of dividends                               (100,760)     (100,760)
                                                   ------------   -----------
      Net cash provided by financing activities    $ 12,259,669   $ 2,226,167
                                                   ------------   -----------
      Net increase (decrease) in cash and cash
        equivalents                                $ (4,485,948)  $ 2,370,404
Beginning cash and cash equivalents                  12,455,307     7,953,244
                                                   ------------   -----------
Ending cash and cash equivalents                   $  7,969,359   $10,323,648
                                                   ============   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Interest                                       $  6,464,751   $ 6,506,510
    Income taxes                                   $    403,870   $   392,700
  Loans originated on sale of real estate
    owned held for sale                            $    636,450   $   595,000
  Net transfer to real estate owned held for
    sale from loans receivable                     $    305,748   $ 2,193,711
  Unrealized (gain) on mortgage-backed
    securities available for sale, net             $    (52,703)  $(1,077,836)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

     In the opinion of Home Federal Corporation (Home Federal or the Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of Home Federal's financial condition as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

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

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Accordingly, Home Federal will recognize as assets all rights to service loans for others for loans originated after January 1, 1996 and will amortize these assets in proportion to and over the period of estimated net servicing income. These capitalized servicing rights must also be evaluated for impairment based on the fair value of those rights. Home Federal adopted SFAS No. 122 as of January 1, 1996. The amount of capitalized originated mortgage servicing rights was immaterial at September 30, 1996. SFAS No. 122 will be superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. In addition, SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable.

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

     Under the terms of the Acquisition Agreement, Home Federal will merge with and into F&M (the "Merger"), with F&M to be the surviving corporation. Pursuant to the Acquisition Agreement, upon the effective date of the Merger ("Effective Date"), each outstanding share of common stock of Home Federal, par value $1.00 per share ("Home Federal Stock"), will be converted into the right to receive shares of common stock, par value $5.00 per share, of F&M ("F&M Stock"), in an amount equal to 165% of Home Federal's book value (calculated as specified in the Acquisition Agreement) as determined as of the end of the month immediately prior to the Effective Date (the "Calculation Date"). The number of shares of F&M Stock to be received will be based on a value for F&M Stock equal to 1.6 times its book value per share as of the calculation date.

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

     All regulatory and stockholder approvals have been received and the merger is expected to occur in the fourth quarter.


NOTE C - Investment Securities

     Investment securities are summarized as follows:

                                          September 30, 1996
                            ------------------------------------------------
                                          Gross        Gross        Gross
                            Amortized   Unrealized   Unrealized     Market
                               Cost       Gains        Losses       Value
                            ---------   ----------   ----------   ----------
Federal Home Loan Bank
 (FHLB) bond                $1,999,417   $     657   $    8,169   $1,991,905
Accrued interest receivable     33,782          --           --       33,782
                            ----------   ---------   ----------   ----------
Total Investment Securities $2,033,199   $     657   $    8,169   $2,025,687
                            ==========   =========   ==========   ==========

     During 1996, the Savings Bank purchased investment securities in the amount of $2,000,000.


NOTE D - Mortgage-Backed Securities

     A summary of mortgage-backed securities available for sale is as follows:

                                          September 30, 1996
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
Federal Home Loan
  Mortgage Corporation
  (FHLMC)                  $3,540,286    $27,699      $21,964       $3,546,021

Government National
  Mortgage Association
  (GNMA)                    2,879,870      9,327       43,686        2,845,511
                           ----------    -------      -------       ----------
                           $6,420,156    $37,026      $65,650       $6,391,532
Accrued Interest
  Receivable                   62,183         --           --           62,183
                           ----------    -------      -------       ----------
Total Mortgage-Backed
  Securities Available
  for Sale                 $6,482,339    $37,026      $65,650       $6,453,715
                           ==========    =======      =======       ==========
                                           December 31, 1995
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
FHLMC                      $14,029,515   $ 85,836     $117,087      $13,998,264

GNMA                         3,247,299     16,049       38,433        3,224,915
                           -----------   --------     --------      -----------
                           $17,276,814   $101,885     $155,520      $17,223,179
Accrued Interest
  Receivable                   149,856         --           --          149,856
                           -----------   --------     --------      -----------
Total Mortgage-Backed
  Securities Available
  for Sale                 $17,426,670   $101,885     $155,520      $17,373,035
                           ===========   ========     ========      ===========

     Mortgage-backed securities held-to-maturity are summarized as follows:

                                          September 30, 1996
                           ----------------------------------------------------
                                           Gross        Gross
                           Amortized     Unrealized   Unrealized    Market
                             Cost          Gains        Losses      Value
                           ---------     ----------   ----------    ------
GNMA                       $ 9,444,416   $    --      $265,725      $ 9,178,691
Federal National Mortgage
  Association (FNMA)        17,115,201    20,734       256,771       16,879,164
Collateralized Mortgage
  Obligations               21,230,904    24,290       279,046       20,976,148
                           -----------   -------      --------      -----------
                           $47,790,521   $45,024      $801,542      $47,034,003
Accrued Interest
  Receivable                   280,651        --            --          280,651
                           -----------   -------      --------      -----------
Total Mortgage-Backed
  Securities Held-to-
  Maturity                 $48,071,172   $45,024      $801,542      $47,314,654
                           ===========   =======      ========      ===========
                                          December 31, 1995
                                 ---------------------------------------
                                                   Gross
                                 Amortized       Unrealized     Market
                                    Cost           Gains        Value
                                 ---------       ----------     ------
GNMA                             $ 9,946,527     $ 66,219       $10,012,746
FNMA                              19,630,214      165,603        19,795,817
                                 -----------     --------       -----------
                                 $29,576,741     $231,822       $29,808,563
Accrued interest receivable          171,290           --           171,290
                                 -----------     --------       -----------
Total Mortgage-Backed
  Securities Held-to-Maturity    $29,748,031     $231,822       $29,979,853
                                 ===========     ========       ===========


     The September 30, 1996 and December 31, 1995 mortgage-backed securities held to maturity amortized cost includes $171,237 and $232,090, respectively, in gross unrealized losses resulting from the reclassification to held-to-maturity.

     GNMA, FHLMC, and FNMA mortgage-backed securities and collaterized mortgage obligations in the amortized cost amount of $39,568,911 and $22,061,250 were pledged as collateral for Federal Home Loan Bank advances at September 30, 1996 and December 31, 1995, respectively.

     During 1996 the Savings Bank purchased mortgage-backed securities in the amount of $21,972,790. Proceeds from the sale of mortgage-backed securities during 1996 amounted to $8,009,069. Net losses of $30,369 were realized on sales of such securities in 1996.


NOTE E - Loans Receivable

     Loans receivable are summarized as follows:
                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
Real Estate Loans:
  Residential                                  $ 96,582,615    $ 85,483,281
  Commercial                                     18,073,740      16,920,576
  Construction                                   19,320,355      21,501,651
                                               ------------    ------------
                                               $133,976,710    $123,905,508
    Less:
      Loans in process                           (8,778,002)     (7,740,530)
      Allowances for possible loan losses        (3,229,007)     (3,132,147)
      Deferred fee income and
        unearned discounts                         (541,014)       (562,661)
      Unrealized loss on loans held for sale        (12,000)             --
                                               ------------    ------------
      Total Real Estate Loans                  $121,416,687    $112,470,170
                                               ------------    ------------
  Consumer Loans                               $ 24,676,484    $ 23,052,450
  Less:
    Loans in process                                 (7,370)             --
    Allowances for possible loan losses            (451,430)       (500,157)
    Unearned discounts                              (54,239)        (28,860)
                                               ------------    ------------
      Total Consumer Loans                     $ 24,163,445    $ 22,523,433
                                               ------------    ------------
Commercial Business Loans                      $  1,361,785    $  1,429,015
                                               ------------    ------------
Accrued Interest Receivable                    $    853,394    $    840,076
                                               ------------    ------------
      Total Loans Receivable, net              $147,795,311    $137,262,694
                                               ============    ============

     Non-Performing loans consist of nonaccrual and impaired loans and loans which are 90 days or more delinquent. Loans are placed on nonaccrual status or are considered impaired when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. A summary of nonaccrual and impaired loans as of September 30, 1996 and 1995 and December 31, 1995 is as follows:

                                      September 30,
                                   -------------------       December 31,
                                   1996           1995           1995
                                   ----           ----       ------------
Non-Performing Loans:
  Non-Accrual Loans:
    Real Estate Loans:
      Residential             $  589,730      $   247,147     $  601,902
      Commercial                 284,696           37,732         37,732
    Consumer Loans               152,847          104,578        145,948
                              ----------      -----------     ----------
        Total Non-Accrual
          Loans               $1,027,273      $   389,457     $  785,582
                              ----------      -----------     ----------
  Impaired Loans:
    Real Estate Loans:
      Residential             $  118,560      $ 2,533,120     $  561,571
      Commercial                 636,542        1,774,827        731,330
      Construction             4,739,410        8,716,362      3,712,557
    Consumer Loan                     --               --             --
                              ----------      -----------     ----------
      Total Impaired Loans    $5,494,512      $13,024,309     $5,005,458
                              ----------      -----------     ----------
        Total Non-Performing
          Loans               $6,521,785      $13,413,766     $5,791,040
                              ==========      ===========     ==========

     An analysis of the allowances for possible loan losses follows:

                                      Real Estate Loans
                       ---------------------------------------------
                       Nine Months Ended September 30,   Year Ended
                       ------------------------------   December 31,
                             1996           1995            1995
                          ----------     ----------     ------------
Beginning Balance         $3,132,147     $4,879,682       $4,879,682
  Additional provision            --             --         (349,000)
  Recoveries                 179,978        405,000          407,500
  Reallocation of reserves
    from consumer and
    commercial loan losses        --             --          244,000
  Charge-offs:
    Construction                  --       (134,000)        (160,000)
    Commercial                    --       (138,133)        (808,331)
    Single-family            (83,118)      (460,742)        (528,704)
    Multi-family                  --       (100,000)        (100,000)
    Land                          --       (105,000)        (453,000)
                          ----------     ----------       ----------
Ending Balance            $3,229,007     $4,346,807       $3,132,147
                          ==========     ==========       ==========

                                 Consumer and Commercial Loans
                           -------------------------------------------
                           Nine Months Ended September 30, Year Ended
                           ----------------------------   December 31,
                              1996           1995            1995
                            --------       --------       ------------
Beginning Balance           $500,157       $761,521        $761,521
  Additional provision            --             --              --
  Reallocation of reserves
    to real estate loans          --             --        (244,000)
  Recoveries                  57,637         80,766         103,516
  Charge-offs               (106,364)      (104,257)       (120,880)
                            --------       --------        --------
Ending Balance              $451,430       $738,030        $500,157
                            ========       ========        ========



NOTE F - Real Estate Owned Held for Sale

     Real estate owned held for sale is summarized as follows:
                                       September 30,
                                    ------------------      December 31,
                                    1996          1995          1995
                                    ----          ----          ----
Real estate owned acquired
  by foreclosure                $1,349,769    $2,895,110    $2,535,651
Real estate owned acquired by
  deed in lieu of foreclosure    2,858,594     5,177,805     4,715,104
Real estate owned in substance   1,440,490            --     1,440,490
                                ----------    ----------    ----------
                                $5,648,853    $8,072,915    $8,691,245
Less:
  Allowance for losses             881,875     1,653,618     1,492,012
  Accumulated depreciation              --       225,500       124,000
                                ----------    ----------    ----------
    Total Real Estate Owned
      held for sale, net        $4,766,978    $6,193,797    $7,075,233
                                ==========    ==========    ==========

     An analysis of the allowance for losses on real estate owned held for sale follows:
                              Nine Months Ended September 30, Year Ended
                              ----------------------------   December 31,
                                  1996           1995            1995
                                  ----           ----        ------------
Beginning Balance              $1,492,012     $2,336,945       $2,336,945
  Additional provision                 --        130,000          479,000
  Recoveries                       13,834             --            1,643
  Charge-offs                    (623,971)      (813,327)      (1,325,576)
                               ----------     ----------       ----------
Ending Balance                 $  881,875     $1,653,618       $1,492,012
                               ==========     ==========       ==========


NOTE G - Advances from the Federal Home Loan Bank of Atlanta

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) totaling $43,828,737 at September 30, 1996 are at a 5.8% weighted average interest rate per annum with $7,364,000 maturing in 1996, $29,728,000 maturing in 1997, $728,000 maturing in 1998, $1,728,000 maturing in 1999, $728,000 maturing in
2000, $1,728,000 maturing in 2001, $732,000 maturing in 2002 and $300,000 maturing in 2003, 2004 and 2005, respectively. Such advances are secured by assets amounting to $55,883,229 at September 30, 1996. Such amount is composed of capital stock in the FHLB, certain of the Savings Bank's mortgage loans and mortgage-backed securities, and certain other assets. Accrued interest payable on advances from the FHLB totaled $192,768 at September 30, 1996.


NOTE H - Provision for (Benefit from) Income Taxes

     Federal and state income taxes consisted of the following:

                                   Nine Months Ended September 30, Year Ended
                                     --------------------------- December 31,
                                         1996         1995           1995
                                      -----------   -----------    ----------
State income tax current expense      $     7,648   $    76,700    $   49,300
Federal income tax current expense         61,900       341,800       180,000
Deferred income tax expense               140,500       249,000       693,000
Change in valuation allowance                  --    (1,476,000)   (1,476,000)
                                      -----------   -----------    ----------
                                      $   210,048   $  (808,500)   $ (553,700)
                                      ===========   ===========    ==========

     Home Federal's income tax differs from the tax determined by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                                Nine Months Ended September 30, Year Ended
                                  ---------------------------   December 31,
                                      1996          1995            1995
                                  -----------    -----------    ------------
Tax at Federal income tax rate    $   314,172    $   479,758    $   671,221
Bad debt deduction                   (163,363)      (137,360)       177,704
State income tax                        7,648         76,700         49,300
Change in valuation allowance              --     (1,476,000)    (1,476,000)
Other - net                            51,591        248,402         24,075
                                  -----------    -----------    -----------
                                  $   210,048    $  (808,500)   $  (553,700)
                                  ===========    ===========    ===========

     The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in net deferred tax assets at September 30, 1996 and 1995 and December 31, 1995 relate to the following:

                                          September 30,
                                    -------------------------   December 31,
                                       1996           1995          1995
                                    ----------     ----------   ------------
Deferred Tax Assets:
  Allowances for losses             $1,519,000     $2,150,000     $1,723,000
  Unrealized loss on securities
    available for sale                  77,000        285,000        110,000
  Intangible asset                     381,000        335,000        343,000
  Deferred fees on loans                84,000        146,000        133,000
  Deferred directors' fees             139,000        146,000        150,000
  Other, net                           148,000         43,000         45,000
                                    ----------     ----------     ----------
    Total deferred tax assets       $2,348,000     $3,105,000     $2,504,000

  Less valuation allowances            474,000        474,000        474,000
                                    ----------     ----------     ----------
    Total Deferred Tax Assets
      less Valuation Allowances     $1,874,000     $2,631,000     $2,030,000

Deferred Tax Liabilities -
  Depreciation and amortization        337,000        302,000        320,000
                                    ----------     ----------     ----------
    Net Deferred Tax Assets         $1,537,000     $2,329,000     $1,710,000
                                    ==========     ==========     ==========


     Federal and state current income taxes payable is as follows:

                                   September 30,
                                --------------------    December 31,
                                  1996        1995          1995
                                --------     -------    ------------
Current (refundable) payable:
  State                         $ (78,000)   $     --   $ (65,000)
  Federal                        (483,000)     57,000    (290,000)


NOTE I - Common Stock and Earnings Per Share

     Earnings per share have been computed based on 2,519,010 average shares outstanding in 1996 and 1995. On March 29, 1996, Home Federal paid a $100,760 or $0.04 per share dividend to stockholders of record on March 15, 1996.


NOTE J - Federal Insurance Premium

     On September 30, 1996, the President signed legislation which will recapitalize the Savings Association Insurance Fund (SAIF) to a ratio of 1.25% of insured reserve deposits. A one-time special federal insurance premium of approximately $0.657 for every $100 of assessable deposits at March 31, 1995 will be charged to all SAIF institutions. The Savings Bank's special assessment, which was booked as of September 30, 1996, approximated $1,026,000 before a tax benefit of approximately $396,000. The legislation also provided for the merger of the Bank Insurance Fund and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. The Savings Bank's insurance premiums, which has amounted to $0.23 for every $100 of assessable deposits, will be reduced to $0.064 for every $100 of assessable deposits beginning January 1, 1997. Based upon the $162,024,000 of assessable deposits at September 30, 1996, the Savings Bank would expect to pay $67,000 less in insurance premiums per quarter during 1997, or $0.03 per share.

                   HOME FEDERAL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 1996

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



Financial Condition

     The Corporation's total assets increased $14.0 million or 6.5% to $228.6 million from December 31, 1995 to September 30, 1996, due primarily to a $10.5 million increase in net loans, a $7.4 million increase in mortgage-backed securities and a $2.0 million increase in investment securities which increases were partially offset by a $4.5 million decrease in cash and cash equivalents and a $2.3 million decrease in real estate owned, net. The Corporation's total liabilities increased by $13.4 million or 6.9% to $209.6 million from December 31, 1995 to September 30, 1996, primarily due to a $13.7 million increase in borrowings, which increase was offset by a $951,000 decrease in savings accounts. Stockholders' equity increased $666,000 to $19.0 million at September 30, 1996, due primarily to a $613,000 increase in retained earnings.


Nonperforming Assets

     The Corporation's nonperforming assets decreased by $1.6 million or 12.3% from $12.9 million or 6.0% of total assets at December 31, 1995 to $11.3 million or 4.9% of total assets at September 30, 1996. Nonaccrual and impaired loans increased $731,000 during the nine months ended September 30, 1996 primarily due to a $1.4 million construction loan delinquency. REO decreased $2.3 million during the nine months ended September 30, 1996, primarily due to seven commercial properties being sold. At September 30, 1996, the allowances for possible loan losses amounted to $3.7 million or 2.5% of loans, net, and 56.4% of total nonperforming loans. At September 30, 1996, the allowance for losses on real estate owned held for sale (REO) amounted to $882,000 or 18.5% of REO, net. While management presently believes that its allowances for possible loan losses and REO losses are adequate, no assurance can be given that future provisions for possible loan or REO losses may not be necessary. See Notes E and F of the unaudited notes to consolidated financial statements.



RESULTS OF OPERATIONS

Net Income

     Net income for the nine months ended September 30, 1996 amounted to $714,000, compared to net income of $2.2 million during the comparable period in 1995. Net loss for the three months ended September 30, 1996 amounted to $206,000 compared to net income of $342,000 during the comparable period in 1995. The decrease in net income during the nine months ended September 30, 1996 was due primarily to increased provisions for income taxes and the one-time special federal insurance assessment, which was partially offset by increases in other income and net interest income. The decrease in net income during the three months ended September 30, 1996 was due primarily to the SAIF assessment which was offset by increases in other income, net interest income and income tax benefit. See Note J of the unaudited notes to consolidated financial statements.


Net Interest Income

     Net interest income for the nine months ended September 30, 1996 increased by $613,000 or 11.5%, over the same period in 1995, due to increased interest income, which more than offset increased interest expense. Interest income for the nine months ended September 30, 1996 increased by $638,000 or 5.4% compared to the same period in 1995, while interest expense increased by $25,000 or 0.4% during the nine months ended September 30, 1996 as compared to the same period in the prior year. Net interest income for the three months ended September 30, 1996 increased by $254,000 or 14.5% over the same period in 1995 due to increased interest income and decreased interest expense. Interest income for the three months ended September 30, 1996 increased by $197,000 or 4.9% compared to the same period in 1995, while interest expense decreased by $57,000 or 2.5% during the three months ended September 30, 1996 as compared to the same period in the prior year.

     During each of the three and nine month periods, the increase in interest income was due primarily to an increase in the average balances of loans receivable, mortgage-backed securities and short-term interest bearing deposits and an increase in the average rate earned on mortgage-backed securities. Such increases were offset by decreases in the average balances of investment securities and federal funds. The primary reason for the increase in the average balance of short-term interest bearing deposits was the Savings Bank's investment of funds in short-term investments prior to purchasing mortgage-backed securities. The increase in the average balance of mortgage-backed securities in 1996 was due to the Savings Bank's purchasing $22.0 million in mortgage-backed securities, which was funded by the sale of $8.0 million in mortgage-backed securities, advances from the Federal Home Loan Bank of Atlanta ("FHLB"), loan repayments, and loan sales. The increase in interest expense during the nine months ended September 30, 1996 was primarily the result of increases in the average balances of savings accounts, which were partially offset by a decrease in the average balance of advances from the FHLB and the average rate paid thereon. The decrease in interest expense during the three months ended September 30, 1996 as compared to the comparable period in 1995 was primarily due to decreases in the rates paid on savings accounts and FHLB advances, which was partially offset by increases in the average balance of FHLB advances and savings accounts.

     The Savings Bank's interest rate spread increased from 3.8% during the nine months ended September 30, 1995 to 4.0% during the nine months ended September 30, 1996, and the ratio of interest earning assets to interest-bearing liabilities increased from 98.98% during the nine months ended September 30, 1995 to 100.8% during the nine months ended September 30, 1996. The Savings Bank's interest rate spread increased from 3.7% during the three months ended September 30, 1995 to 3.9% during the three months ended September 30, 1996, and the ratio of interest earning assets to interest-bearing liabilities increased from 99.1% during the three months ended September 30, 1995 to 101.1% during the three months ended September 30, 1996.


Other Income

     Other income totaled $1.9 million and $1.4 million for the nine months ended September 30, 1996 and 1995, respectively. Other income totaled $619,000 and $518,000 for the three months ended September 30, 1996 and 1995, respectively. The $452,000 or 31.5% increase during the nine months ended September 30, 1996 and the $101,000, or 19.6% increase during the three months ended September 30, 1996 was primarily due to increases in income for stockbrokerage and insurance commissions, fees on checking and savings accounts and gain on sales of real estate owned, which was partially offset by losses on sales of mortgage-backed securities.


Operating Expenses
     Operating expenses before SAIF assessment in 1996 amounted to $5.9 million and $5.3 million for the nine months ended September 30, 1996 and 1995, respectively. Operating expenses before SAIF assessment in 1996 amounted to $2.0 million and $1.7 million for the three months ended September 30, 1996 and 1995, respectively. In addition to the SAIF assessment, during the nine months ended September 30, 1996, the Corporation experienced increases in employee compensation and benefits, office occupancy and equipment expenses and other expenses, which were substantially offset by decreases in provision for losses on REO. Employee compensation and benefits increased due to increased profit sharing expenses, deferred directors' compensation expenses, merit increases and incentive compensation expenses. Office occupancy and equipment expenses increased due to increased depreciation on office properties and equipment due to computer technology upgrades during 1995 and 1996 and the renovation of a branch location in 1995. Other operating expenses increased due to increases in professional fees and unrealized losses on mortgage loans held for sale which were offset by decreases in insurance expense, ATM expenses and expenses associated with REO operations, net and impaired loan expenses.

     Provision for losses on real estate owned amounted to $130,000 for the nine months ended September 30, 1995. The decrease in 1996 reflects managements evaluation of the fair value less disposition costs of such real estate. See Note F of the unaudited notes to consolidated financial statements.

     During the three months ended September 30, 1996, in addition to the SAIF assessment, the Corporation experienced increases in employee compensation and benefits, occupancy and equipment expenses and advertising and promotion expenses. Employee compensation and benefits increased due to increased profit sharing expenses, technology training expenses, deferred directors compensation expenses and incentive compensation expenses. Office occupancy and equipment increased due to increased depreciation on office properties and equipment due to computer technology upgrades and the renovation of a branch location. Advertising and promotion increased due to marketing expenses attributable to the promotion of Home Federal's products and the sponsorship of several community events.


Income Taxes

     Home Federal's income tax benefit totaled $210,000 and income tax expense totaled $151,000 for the three and nine months ended September 30, 1996 as compared to an income tax expense (benefit) of $218,000 and $(809,000) during the same periods in the prior year, respectively. The increase in income tax expense for the three and nine months ended September 30, 1996 as compared to the prior year was attributable to more normalized income tax provisions during the 1996 periods, while the provisions for the 1995 periods were impacted by a reduction in the valuation allowance on deferred tax assets due to management's determination that a significant portion of such deferred tax assets were realizable, which resulted in a tax benefit.



ASSET AND LIABILITY MANAGEMENT

     Home Federal has undertaken a variety of strategies to better match the interest-rate sensitivity of its assets and liabilities. Home Federal's present policy is to emphasize the origination for portfolio of 10-15 year fixed rate residential mortgage loan products and loan products such as adjustable-rate residential mortgage loans, short-term residential construction loans to individuals and a variety of consumer loans. With respect to Home Federal's single-family residential loan originations, the Savings Bank originates both fixed-rate and adjustable-rate loans. Single-family, fixed-rate loans originated with terms greater that 20 years are primarily for resale in the secondary market, thereby reducing Home Federal's interest rate risk. Home Federal generally retains single-family adjustable-rate loans in portfolio. During the nine months ended September 30, 1996 and 1995, Home Federal originated $27.7 million and $20.7 million, respectively, of single-family residential loans. Of such amounts, $14.2 million and $13.2 million provided for periodic adjustment of interest rates, or 51.2% and 63.8% of single-family residential loans originated by Home Federal during the respective periods. During 1996, Home Federal originated $2.5 million of fixed-rate loans with 10 or 15 year maturities.

     Home Federal also has continued to originate both commercial business (primarily automobile floor plan loans) and consumer loans, which generally have shorter terms and/or rates that vary with interest rate indices and higher yields than residential mortgage loans. Consumer and commercial business loan originations amounted to $13.4 million during the nine months ended September 30, 1996 as compared to $11.4 million during the comparable period in 1995.

     During 1996, Home Federal purchased investment and mortgage-backed securities to maintain its asset mix. The Savings Bank purchased $2.0 million and $22.0 million of investment and mortgage-backed securities, respectively, which was funded by FHLB advances, loan sales and repayments, and the proceeds of $8.0 million from the sale of mortgage-backed securities available for sale.

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



REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to regulations of the Office of Thrift Supervision ("OTS") that impose certain minimum regulatory capital requirements. At September 30, 1996 the Savings Bank's tangible, core and risk-based capital exceeded regulatory requirements. The following table summarizes, as of September 30, 1996, the Savings Bank's regulatory capital requirements, the amount of its actual capital and the amount of its excess capital on a dollar and percentage basis.

                               September 30, 1996
                         ---------------------------------
                                      Capital      Capital
                         Capital    Requirement     Excess
                         -------    -----------    -------
                              (Dollars in Thousands)
Dollar basis:
Tangible                 $18,744      $ 3,414      $15,330
Core                      18,744        6,828       11,916
Risk-based                20,513       11,187        9,326

Percentage basis:
Tangible                     8.2%         1.5%         6.7%
Core                         8.2          3.0          5.2
Risk-based                  14.7          8.0          6.7

     There can be no assurance that the Savings Bank will not be subject to additional capital requirements in the future, either as a result of regulations, guidelines and policies of general applicability or individual regulatory capital requirements which may be applied to the Savings Bank.


Liquidity

      Home Federal is required under applicable Federal regulations to maintain specified levels of "liquid" investments including United States government and Federal agency securities and other investments. Regulations currently in effect require Home Federal to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Liquidity is influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Home Federal's regulatory liquidity ratio averaged 11.3% for the month ended September 30, 1996. At September 30, 1996, Home Federal was required to maintain liquid investments amounting to $9.4 million, none of which were pledged to secure advances from the FHLB of Atlanta.

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

      At September 30, 1996, the total of approved loan origination commitments amounted to $1.5 million, exclusive of loans in process. The amount of savings certificates which are scheduled to mature during the twelve months ended September 30, 1997 is $58.1 million. Management believes that, by evaluating competitive instruments and prices in its market area, it can, in most circumstances, manage and control maturing deposits so that a portion of such maturing deposits will be redeposited in the Savings Bank. During the nine months ended September 30, 1996, the Savings Bank experienced a $951,000 decrease in savings accounts. The decrease in savings accounts may have resulted from the Bank's general policy of offering competitive rates on deposits but not necessarily matching the highest rates available and alternative investment products available.


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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 29, 1996, a special meeting of the stockholders of the Corporation was held to consider and vote upon the merger transaction described in Note B to the unaudited notes to consolidated financial statements. Stockholders voted to approve the transaction based on the following votes:

         1,921,562 Votes For
           588,536 Votes Against (which includes 568,850 broker non-votes)
             8,912 Votes Withheld.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOME FEDERAL CORPORATION

November 14, 1996                     BY:   /s/ Richard W. Phoebus
-----------------                          --------------------------------
     Date                                       Richard W. Phoebus
                                                President and
                                                  Chief Executive Officer

November 14, 1996                     BY:   /s/ Salvatore M. Savino
-----------------                          --------------------------------
     Date                                       Salvatore M. Savino
                                                Vice President and Treasurer,
                                                  Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)